Form 10QSB
period 2003-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2003-11-17
CIK 1174814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the 3 month period ended June 30, 2003.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to __________

                          Commission File No. 333-91988

                 HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                   13-4167393
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                            80 Wall Street, Suite 815
                            New York, New York 10005
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code (212) 344-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  ___            No  X             (2) Yes  ___               No  X
                           ---                                          ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         23,000,000 - November 10, 2003

                           HOTEL OUTSOURCE MANAGEMENT
                     INTERNATIONAL INC. AND ITS SUBSIDIARIES
                     (FORMERLY: BENJAMIN ACQUISITIONS INC.)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2003


                                 IN U.S. DOLLARS


                                    UNAUDITED





                                    I N D E X

                                                                         PAGE
                                                                         ----

CONSOLIDATED BALANCE SHEET                                             F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                            F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-7 - F-9

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

INTERIM CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                    JUNE 30,
                                                                      2003
                                                                ----------------
                                                                   UNAUDITED
                                                                ----------------
     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               226
Short-term bank deposits                                                 12
Trade receivables                                                       191
Related parties                                                           8
Other accounts receivable                                                53
Inventories                                                              74
                                                                   --------

Total current assets                                                    564
                                                                   --------


LONG-TERM INVESTMENTS AND RECEIVABLES:
Trade receivables                                                        77
Investments in affiliated company                                        13
Severance pay fund                                                       23
                                                                   --------

                                                                        113
                                                                   --------

PROPERTY AND EQUIPMENT, NET:
Minibars                                                              1,832
Other property and equipment                                             11
                                                                   --------

                                                                      1,843
                                                                   --------


INTANGIBLE ASSET:
Contract rights, net                                                     52
                                                                   --------

Total assets                                                          2,572
                                                                   ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

INTERIM CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                                      2003
                                                                ----------------
                                                                   UNAUDITED
                                                                ----------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank credit                                                  110
Current maturities of long-term loans from banks and others             352
Trade payables                                                          137
Shareholders loans                                                      344
Other accounts payable and accrued expenses                             351
                                                                   --------

Total current liabilities                                             1,294
                                                                   --------

LONG-TERM LIABILITIES:
Long-term loans from banks and others                                   787
Deferred taxes                                                           25
Accrued severance pay                                                    21
                                                                   --------

Total long-term liabilities                                             833
                                                                   --------


MINORITY INTEREST                                                       184
                                                                   --------

STOCKHOLDERS' EQUITY:
Share capital -
  Preferred shares of $ 0.001 par value:
    Authorized - 5,000,000 shares as of June 30, 2003;
      Issued and outstanding - 0 shares
  Common stock of $ 0.001 par value:
    Authorized - 30,000,000 shares as of June 30, 2003;
      Issued and outstanding - 23,000,000 shares as of
      June 30, 2003                                                      23
Additional paid-in capital                                            1,366
Accumulated other comprehensive income                                   33
Accumulated deficit                                                  (1,161)
                                                                   --------

Total stockholders' equity                                              261
                                                                   --------

Total liabilities and stockholders' equity                            2,572
                                                                   ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                          ------------------------------  ------------------------------
                                                              2002             2003           2002             2003
                                                          -------------    -------------  -------------    -------------
                                                                    UNAUDITED                       UNAUDITED
                                                          ------------------------------  ------------------------------
Revenues                                                           124               378           247                 579
Cost of revenues                                                   (90)             (341)         (169)             (491)
                                                          ------------      ------------  ------------      ------------

Gross profit                                                        34                37            78                88

Operating expenses:
  Selling and marketing                                             (4)               --            (8)               --
  General and administrative                                       (77)             (154)         (193)             (286)
                                                          ------------      ------------  ------------      ------------

Operating loss                                                     (47)             (117)         (123)             (198)

Financial expenses, net                                            (15)              (69)           (7)              (98)
Other expenses                                                      (2)              (89)           (2)             (114)
                                                          ------------      ------------  ------------      ------------

Loss before taxes on income                                        (64)             (275)         (132)             (410)
Taxes on income (tax benefit)                                      (13)                2           (13)               16
                                                          ------------      ------------  ------------      ------------

Loss after taxes on income                                         (51)             (277)         (119)             (426)
Equity in earnings of affiliated companies                           2                --             7                --
Minority interest in losses of subsidiaries                          7                17             6                24
                                                          ------------      ------------  ------------      ------------

Net loss                                                           (42)             (260)         (106)             (402)
                                                          ============      ============  ============      ============

Basic and diluted net loss per share                            (0.002)           (0.012)       (0.005)           (0.018)
                                                          ============      ============  ============      ============

Weighted average number of shares used in computing
 basic and diluted net loss per share                       19,800,000        22,043,956    20,900,000        22,021,978
                                                          ============      ============  ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)
INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


                                               NUMBER OF                              ADDITIONAL          RECEIVABLES
                                               SHARES OF             SHARE             PAID-IN            ON ACCOUNT
                                              COMMON STOCK          CAPITAL            CAPITAL            OF SHARES
                                             --------------       -----------      ---------------      --------------
Balance as of January 1, 2002                    22,000,000                22                  867                (220)

Receipt of receivables on account of
  shares                                                 --                --                   --                 220
Foreign currency translation adjustments                 --                --                   --                  --
Net loss                                                 --                --                   --                  --
                                             --------------       -----------      ---------------      --------------

Total comprehensive loss


Balance as of December 31, 2002                  22,000,000                22                  867                  --
Issuance of shares                                1,000,000                 1                  499                  --
Foreign currency translation adjustments
  (unaudited)                                            --                --                   --                  --
Net loss (unaudited)                                     --                --                   --                  --
                                             --------------       -----------      ---------------      --------------

Total comprehensive loss


Balance as of June 30, 2003 (unaudited)          23,000,000                23                1,366                  --
                                             ==============      ============      ===============      ==============

                                              ACCUMULATED
                                                 OTHER                                                      TOTAL
                                              COMPREHENSIVE        ACCUMULATED       COMPREHENSIVE      STOCKHOLDERS'
                                              INCOME (LOSS)          DEFICIT         INCOME (LOSS)         EQUITY
                                             ----------------      -----------       -------------      -------------
Balance as of January 1, 2002                             (39)            (280)                                   350

Receipt of receivables on account of
  shares                                                   --               --                                    220
Foreign currency translation adjustments                   49               --                  49                 49
Net loss                                                   --             (479)               (479)              (479)
                                             ----------------      -----------       -------------      -------------

Total comprehensive loss                                                  (430)
                                                                   ===========

Balance as of December 31, 2002                            10             (759)                                   140
Issuance of shares                                         --               --                                    500
Foreign currency translation adjustments
  (unaudited)                                              23               --                  23                 23
Net loss (unaudited)                                       --             (402)               (402)              (402)
                                             ----------------      -----------       -------------      -------------

Total comprehensive loss                                                  (379)
                                                                   ===========

Balance as of June 30, 2003 (unaudited)                    33           (1,161)                                   261
                                             ================      ===========                          =============

The accompanying notes are an integral part of the consolidated unaudited financial statements

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                     Six months ended
                                                                         June 30,
                                                                --------------------------
                                                                    2002           2003
                                                                ----------      ----------
                                                                          Unaudited
                                                                --------------------------
 Cash flows from operating activities:
 Net loss                                                             (106)           (402)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Capital loss                                                            2              --
 Depreciation and amortization                                          56             108
 Accrued Interest and Linkage differences on loans, net                 15              25
 Linkage differences on shareholders loans                              --              34
 Minority interest in losses of subsidiaries                            (6)            (24)
 Equity in earnings of affiliated companies                             (7)             --
 Accrued severance pay, net                                             (7)             (3)
 Decrease (increase) in trade receivables                               (1)             33
 Decrease in related parties                                            --             101
 Decrease (increase) in other accounts receivable                       11            (125)
 Decrease (increase) in inventories                                     (4)              8
 Increase (decrease) in trade payables                                  (4)             34
 Increase (decrease) in deferred taxes                                 (13)              5
 Increase in other accounts payable and accrued expenses                32              82
                                                                ----------      ----------

 Net cash used in operating activities                                 (32)           (124)
                                                                ----------      ----------

 Cash flows from investing activities
 Purchase of property and equipment                                   (228)           (322)
 Proceeds from sale of property and equipment                           14              --
 Short-term bank deposits, net                                         (22)             14
                                                                ----------      ----------

 Net cash used in investing activities                                (236)           (308)
                                                                ----------      ----------

 Cash flows from financing activities
 Issuance of shares to minority in subsidiary                          150              43
 Issuance of shares                                                     --             500
 Receipts on account of shares                                         220              --
 Proceeds from long-term loans                                           9             197
 Receipt of shareholders loans                                          --             304
 Repayment of loans from shareholders                                   --            (323)
 Repayment of long-term loans                                          (88)           (146)
 Short-term bank credit, net                                           (50)            (83)
                                                                ----------      ----------

 Net cash provided by financing activities                             241             492
                                                                ----------      ----------

 Effect of exchange rate changes on cash and cash
  equivalents                                                            5               4
                                                                ----------      ----------

 Increase (decrease) in cash and cash equivalents                      (22)             64
 Cash and cash equivalents at beginning of period                      376             162
                                                                ----------      ----------

 Cash and cash equivalents at end of period                            354             226
                                                                ==========      ==========

 Interest paid to shareholders                                          --              31
                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
 Acquisition of property and equipment on short-term credit            676             119
                                                                ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:-      ORGANIZATION AND PRINCIPAL ACTIVITIES

              a. Hotel Outsourcing Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. The Company changed its name from Benjamin Acquisitions Inc. in January 2002.

                     Pursuant to the terms of an Agreement and Acquisition Plan (the "Agreement") dated December 28, 2001 between HOMI, Bartech Med and its shareholders, HOMI issued 12 million shares to the shareholders of Bartech Med in exchange for all of the outstanding share capital of Bartech Med, thus converting Bartech Med into a wholly owned subsidiary of HOMI.

                     HOMI had been inactive since inception, and was only involved in raising capital for investments. Prior to signing the Agreement, HOMI granted Bartech Med convertible loans that were converted into Bartech Med capital upon signing the Agreement. The acquisition plan between HOMI and Bartech Med was an acquisition by a non-operating corporation (HOMI) of an operating company (Bartech Med) that resulted in the owners and management of the operating company having operating control (54.5%) of the combined company subsequent to the transaction. The transaction has been accounted for as a "reverse acquisition" whereby Bartech Med (the accounting acquirer) is deemed to have acquired HOMI (the legal acquirer). Because HOMI was a non-operating shell company with nominal assets and Bartech Med was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of HOMI, accompanied by a recapitalization and no goodwill or other intangible assets were recorded.

              b. Bartech Mediterranean Ltd. ("Bartech Med") was incorporated under the laws of Israel in 1997.

                     Bartech Med is a provider of services to hotels.

                     Bartech Med is the exclusive distributor of Bartech Systems International and Bartech

                     EMEA SARL (together: "Bartech Int.") in Israel, Jordan, and Turkey. Bartech Int. is a manufacturer of computerized minibars for hotels.


                     Since  inception,   Bartech  Med  has  sold  and  installed
                     computerized minibars in hotels.


                     In 1999, Bartech Med expanded its scope of operations to purchasing minibars and signing exclusive outsourcing agreements with hotels for the provision and operation of the minibars. The hotels receive a monthly commission computed as a percentage of the revenues.


                     In addition, Bartech Med operates through subsidiaries and affiliates in USA, South Africa and Israel.

                     The Company is dependent upon a sole supplier to provide minibars custom built to client specifications. Failure of this supplier to supply the Company with products in a timely and satisfactory manner or termination of the exclusivity agreement could adversely effect the financial condition and operating results of the Company.


                     Hereinafter, HOMI and Bartech Med will be referred to as "the Company."

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:-      ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT.)

              b. In April 2003, the Company signed a 10 year agreement with Bartech EMEA SARL (hereinafter - Bartech) according to which the Company will provide outsourcing services to hotels on an exclusive basis, in all European and other territories in which Bartech is active using Bartech minibars, which the Company will purchase from Bartech.


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2002 are applied consistently in these interim consolidated financial statements.

              b.     Long-term trade receivables:

                     Long-term receivables from extended payment agreements are recorded at fair value determined based on the present values of the cash flows using current rates of interest applicable to the risk associated with the receivables and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized, using the effective interest method and recorded as a component of interest income in the accompanying financial statements.


NOTE 3:-      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.


NOTE 4:-      MATERIAL EVENTS

              a. In March 2003, the Company signed additional outsourcing agreements with three hotels, in New York, South Africa and in Israel for a total of approximately 740 minibar units. As of the balance sheet date, an amount of $ 274 was paid by the Company on account of the minibars.

              b. In May and June 2003, a capital raising of $ 143 and $ 100, respectively, was completed in the U.S. subsidiary. The Company provided its share of $ 170 and the minority invested an additional $ 73 ($ 30 was paid subsequent to balance sheet date). These funds were used to finance the minibars for the New-York hotel.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 4:-      MATERIAL EVENTS (CONT.)

              c. In May 2003, the Company decided to terminate the operation of minibars in one hotel in Eilat and reached a termination agreement with the hotel. The minibars that were used in Eilat were sold to a third party for the amount of $160 which was recorded in the revenues. There was no material effect on the gross profit regarding this transaction.

              d. As of June 30, 2003, an amount of $ 304 was received by the Company as a loan from its shareholders of which $ 170 was invested in the U.S. subsidiary.

                     On June 30, 2003, an amount of $300 was repaid to the shareholders. As per these shareholders' loans, financial expenses in the amount of $34 were recorded during the reported period. As of June 30, 2003, the loans amount to $344. Repayment dates and other terms of the loans were not yet determined.

              e. In June 2003, the Company signed an agreement with an investor according to which the Company will issue to the investor 1,000,000 shares of Common Stock for $500. After the registration of the Company's shares on the OTCBB Stock Exchange, the Company will resolve to nominate the investor as a director in the Company.

                     It was also decided that the investor, as a director, will be entitled to 1,000,000 Stock Options to be exercised for a fixed price of $ 0.005 per option. The options will be allocated to the investor on a monthly basis, 40,000 each month, over a period of 25 months and exercisable up to 26 months from date of nomination as director.


NOTE 5:-      SUBSEQUENT EVENTS

              a. In August 2003, the registration of 7,566,032 of the Company's shares on the OTCBB Stock Exchange was completed.

              b. During October 2003, the Company signed an additional outsourcing agreement for the operation of 425 units in the USA.

NOTE 6:-      CUSTOMERS AND GEOGRAPHIC INFORMATION

              During the period of the report, 53% and 64%, respectively, of the consolidated revenues were from customers in Israel, 20% and 36% respectively in South Africa and 27% and 0% respectively in the United States

              As of June 30, 2003, $ 667 thousand of the consolidated long-lived assets were located in South Africa, $ 319 thousand were located in Israel and $ 857 thousand in USA.

                         - - - - - - - - - - - - - - - -

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


                                 Part I- Item 2
                      Management's Discussion and Analysis

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial conditions for the period ended June 30, 2003. The following discussion should be read in conjunction with the financial statements.

Overview

         HOMI,  a  Delaware  corporation,  is  a  holding  company  for  several
operating  subsidiaries  which  distribute,   market  and  operate  computerized
mini-bars  in Israel,  Jordan,  Turkey,  South  Africa  and the  United  States,
focusing on upscale hotels. HOMI was originally incorporated as Benjamin Acquisitions, Inc. (BAI). On December 28, 2001, BAI acquired Bartech
Mediterranean Ltd., an Israeli company. According to the Agreement of Acquisition, BAI issued 12,000,000 shares to BTM shareholders in exchange for all of the outstanding shares of BTM, with the result that BTM became a wholly owned subsidiary of BAI. The name of the company was changed soon after the BTM acquisition.

         BTM was incorporated in 1997 under the laws of Israel. Since its inception, BTM has been selling, installing and operating computerized mini-bars in hotels. BTM both sells computerized mini-bars to hotels, and enters into outsourcing agreements with hotels pursuant to which BTM receives a percentage of revenues.

         HOMI, through BTM and its subsidiaries, is the exclusive distributor of Bartech mini-bars in Israel, Jordan, Turkey and South Africa. In 1998, HOMI assigned its exclusive distribution rights for Turkey and the Turkish Republic of Northern Cyprus, collectively referred to as Turkey, to Protel Bilgisayar Limited Sirket, a Turkish corporation, and receives a percentage of sales revenue in this territory. HOMI, through a subsidiary, HOS, which is owned 70% by a HOMI subsidiary and 30% by BSI, has the exclusive rights to purchase and operate Bartech mini-bars through outsource operating agreements in the United States. In April 2003, we entered into an agreement with Bartech E.M.E.A. SARL pursuant to which HOMI shall be the exclusive outsource operation source for Bartech mini-bars in all territories in which Bartech E.M.E.A. SARL operates or sells or distributes, directly or indirectly, Bartech mini-bars, and HOMI shall use only Bartech mini-bars in its outsource operations in such territories.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


Our revenues are derived from two sources:

       (1) purchase and operation of Bartech mini-bars through our outsource program.

       (2) distribution and sale of Bartech mini-bars either directly or from royalties from the assignment of the rights in Turkey.

         For the period January 1, 2003 through June 30, 2003 we achieved revenues of $419,000 from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. $160,000 of our revenues were from selling mini-bars which returned to us as a result of termination of outsource agreement with a hotel in Israel.

         For the period ended June 30, 2003, we received 53% of our revenues from operations in Israel, 20% from operations in South Africa and 27% from operations in the United States.

         The company records revenue on a net income method, i.e., after the hotel's portion of the income is paid.

Expenses incurred in our Outsource operations are as follows:

       (1) the purchase of the Bartech computerized mini-bars system to be installed in hotels. This capital expense is charged to property and equipment and depreciated over the period of the contracts with the hotels (8-10 years)

       (2) the purchase of the products to be placed in the mini-bars. We purchase these products from various vendors. Sometimes the hotel will purchase the alcoholic beverages to be placed in the mini-bars and we reimburse the hotel for such purchases;

       (3)    labor costs of the mini-bar attendants;

       (4)    management, administration and marketing;

       (5) Finance expenses. We often finance the purchase of our mini-bars using credit from banks and financial institutions.

         In March 2003, the USA subsidiary, HOS signed an outsource operation agreement with the Stanhope Park Hyatt New York to install and operate mini-bars in all 177 rooms in that hotel, commencing operations in September 2003.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


         In March 2003, the SA subsidiary, Batim Bartech signed an outsource operation agreement with Arabella Sheraton Hotel in Cape Town, South Africa to install and operate mini-bars in all 483 guest rooms of that hotel, commencing operations in August 2003.

         In April 2003, BTM commenced operations in 83 rooms of the Daniel Hotel in Israel.

        In April 2003, Bartech Mediterranean Eilat (1999) Ltd. signed an early termination with Hilton Eilat to terminate the agreement between these two parties which was signed in October 1999. Pursuant to this agreement, Bartech Mediterranean Eilat (1999) Ltd. received back all 268 Bartech mini-bars it installed in this hotel and replace them with manual mini-bars. The returned mini-bars were then sold to Hilton Tel Aviv for the total sum of $160,000. No material gain or loss was recorded. The company has retained related equipment with the approximate value of $24,000. The sale was included as part of the revenues for the period.

         In October 2003, the USA subsidiary, HOS signed an outsource operation agreement with the Grand Hyatt Seattle to install and operate mini-bars in all 425 rooms in that hotel. We expect to commence operations in January 2004.

Three months Ended June 30, 2003 compared to three months ended June 30, 2002

         We believe that we have sufficient cash and revenues to fund our existing operations for the next 12 months. However, we will need to raise additional capital to expand our operations. We anticipate raising between $ 1,000,000 and $2,000,000 within the next 24 months.

HOMI  (Consolidated)

Results  of  Operations

         For the three months ended June 30, 2002 and 2003, HOMI had sales revenues of $124,000 and $378,000, respectively, an increase of $254,000.

The increase in sales are the result of HOMI's commencement of operations in the United States in August 2002, and the sale of the mini-bars of Bartech Mediterranean Eilat (1999) to Hilton Tel Aviv for the total sum of $160,000.

         Net loss increased from $42,000 to $260,000 in the respective Three month periods. The increase in net loss is the result of increase in general, administrative and other expenses incurred in expanding to new markets, particularly in the USA, and in connection with the registration of securities.

         Cost of sales for the three  months  ended June 30,  2002 and 2003 were

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


$90,000 and $341,000 respectively, an increase of $251,000, as a result of an increase of sales, and cost of the mini-bars of Eilat which have been sold to Hilton Tel-Aviv.

         Gross profit increased from $34,000 to $37,000 for the three months ended June 30, 2002 and 2003, respectively. Gross profit margins decreased to 19.8% due to fixed expenses such as depreciation, and other operating cost whilst revenues in Israel continued to decrease.

         General and administrative expenses increased from $77,000 to $154,000 for the three months of 2002 and 2003, respectively, due to an increase in the cost of professional services, officers' salaries and other expenses incurred in expanding to new markets, particularly, the United States.

         Operating (loss) increased from ($47,000) for the three months ended June 30, 2002 to ($117,000) for the similar period in 2003.

         For the three months ended June 30, 2002 and 2003, we had no royalty revenues.

         For the three months ended June 30, 2002 and 2003 we had $15,000 and $69,000 in financial expenses, an increase of $54,000, primarily as a result of the new loan in the United States, and non recurrence of exchange differences from the South African Rand, which is the functional currency in our South African operations, as well as exchange differences caused by the strengthening of the Euro and the Israeli Shekel against the Dollar.

         For the three months ended June 30, 2002 and 2003, we had other expenses of $2,000 and $89,000 respectively in Connection with the registration of securities.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

HOMI  (Consolidated)

Results  of  Operations

         For the six months ended June 30, 2002 and 2003, HOMI had sales revenues of $247,000 and $579,000, respectively, an increase of $332,000. The increase in sales are the result of HOMI's commencement of operations in the United States, , and the sale of the mini-bars of Bartech Mediterranean Eilat
(1999) to Hilton Tel Aviv for the total sum of $160,000.

         Net loss increased from $106,000 to $402,000 in the respective six-month periods.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


         Cost of sales for the six months ended June 30, 2002 and 2003 were $169,000 and $491,000 respectively, an increase of $322,000, as a result of an increase of sales, and cost of the mini-bars of Eilat which have been sold to Hilton Tel-Aviv.

         Gross profit increased from $78,000 to $88,000 for the six months ended June 30, 2002 and 2003, respectively. Gross profit margins decreased to 21.7% due to fixed expenses such as depreciation, and other operating cost whilst revenues in Israel continued to decrease, and the cost of the mini-bars of Eilat which has been sold to Hilton Tel Aviv.

         General and administrative expenses increased from $193,000 to $286,000 for the six months of 2002 and 2003, respectively, due to an increase in the cost of professional services, officers' salaries and other expenses incurred in expanding to new markets, particularly, the United States.

         Operating (loss) increased from ($123,000) for the six months ended June 30, 2002 to ($198,000) for the similar period in 2003.

         For the six months ended June 30, 2002 and 2003, we had no royalty revenues.

         For the six months ended June 30, 2002 and 2003 we had $7,000 and $98,000 in financial expenses, an increase of $91,000, primarily as a result of the new loan in the United States, and non recurrence of exchange differences from the South African Rand, which is the functional currency in our South African operations, as well as exchange differences caused by the strengthening of the Euro and the NIS.

         For the six months ended June 30, 2002 and 2003, we had other expenses of $2,000 and $114,000 respectively in Connection with the registration of securities.

Liquidity  and  Capital  Resources

         At June 30, 2003, HOMI had long term liabilities of $787,000 for long term loans from banks and others and $352,000 current maturities. HOMI had short-term bank credit of $110,000 at June 30, 2003, and cash and cash equivalents of $226,000, and bank deposits of $12,000.

The cash and cash equivalents come from three sources:

(1)  $1,150,000 from HOMI's private placements offering;

(2) $193,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

(3)  Approximately $344,000 from shareholders' loans.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


         As of June 30, 2003, HOMI had long-term debt consisting of $495,000 of bank loans which bear interest at a rate of 10% per annum, $201,000 of bank loans in U.S. $ which bear interest at a rate of LIBOR plus 2.25%, $112,000 of a long-term loan from a financial institution linked to the Euro bearing interest at 9.7% per annum and $190,000 linked to the Israel shekel at 7.7% annual interest. Of our long-term loans, $696,000 was in U.S. dollars, $112,000 was in Euros, and $190,000 in Israeli shekels. These loans are secured by liens on the assets of HOMI. In addition, in 2000, a minority shareholder and officer and director of Batim Bartech, lent the Company $125,000 linked to the South African Rand and bearing 16% annual interest.

        We may need to finance the purchase of additional mini-bars as we enter new outsource operation agreements .Our subsidiaries may need to raise additional capital, either debt or equity, if they enter into new agreements with hotels. In such an event, the required additional capital would be based on the number of mini-bars in such hotels. In the event we are unable to raise additional funds, if needed, we will not enter into new outsource operation agreements.

         As of June 30, 2003, the balance of loans of controlling shareholders of HOMI to the company were $344,000.

         The terms of the loans by those controlling shareholder have yet to be determined.

            In June 2003, HOMI issued 1,000,000 shares of common stock to Mr. Rodia Mihali in a private offering. These shares were offered at $.50 per share. Mr. Mihali registered 250,000 of those shares in the offering. HOMI has agreed to nominate Mr. Mihali as a director is its first meeting after HOMI'S common stock is listed on the OTCBB. Further, HOMI has agreed that as a director, Mr. Mihali will receive options to purchase 1,000,000 shares of HOMI common stock at $.50 per share. These options shall be allocated to him at a rate of 40,000 per month for 25 months. Mr. Mihali will have discretion as to when to exercise such options, but they shall expire 30 days from the last allocation of 40,000 options.

International Tax Implications

         HOMI's subsidiaries in Israel are subject to a 36% corporate tax rate. The South African subsidiary is subject to a 30% corporate tax rate.

         Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


with changes in the Israeli Consumer Price Index.

         At of December 31, 2002 the subsidiaries in Israel had approximately $668,000 net operating loss carry forwards. As of December 31, 2002 the U.S. subsidiary had approximately $302,000 net operating loss carry forwards. The loss carry forwards in Israel and the United States have no expiration date.

         As of December 31, 2002, HOMI and it subsidiaries have provided valuation allowances of $308,000 in respect of deferred tax assets, resulting from tax loss and temporary differences.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Non applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 99 - Certification pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                      HOTEL OUTSOURCE MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (FORMERLY: BENJAMIN ACQUISITIONS INC.)


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Hotel Outsource Management International, Inc.


                                  (Registrant)


Date:  November 11, 2003     By:   /s/ Jacob Ronnel
                                   -------------------------