Form 10QSB
period 2003-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2003-12-23
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the 3 month period ended September 30, 2003.

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

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

(1) Yes |_|    No |X|             (2) Yes |_|    No |X|

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                         23,000,000 - December 10, 2003

                                 PART I- ITEM 1

                              FINANCIAL STATEMENTS

                          HOTEL OUTSOURCING MANAGEMENT
                     INTERNATIONAL INC. AND ITS SUBSIDIARIES
                     (FORMERLY: BENJAMIN ACQUISITIONS INC.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2003

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                    I N D E X

                                                                            Page
                                                                            ----

Consolidated Balance Sheet                                                 1 - 2

Consolidated Statements of Operations                                        3

Statements of Changes in Stockholders' Equity                                4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                 6 - 9

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

INTERIM CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                   September 30,
                                                                       2003
                                                                   -------------
                                                                     Unaudited
                                                                   -------------
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents                                                122
Short-term bank deposits                                                  15
Trade receivables                                                        203
Related parties                                                            4
Other accounts receivable                                                 44
Inventories                                                               94
                                                                       -----

Total current assets                                                     482
                                                                       -----

LONG-TERM INVESTMENTS AND RECEIVABLES:
Trade receivable                                                          37
Investments in affiliated company                                         13
Severance pay fund                                                        15
                                                                       -----
                                                                          65
                                                                       -----

PROPERTY AND EQUIPMENT, NET:
Minibars                                                                2015
Other property and equipment                                              38
                                                                       -----
                                                                       2,053
                                                                       -----

INTANGIBLE ASSET:
Contract rights, net                                                      55
                                                                       -----

Total assets                                                           2,655
                                                                       =====

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

INTERIM CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                                                September 30,
                                                                                     2003
                                                                                -------------
                                                                                   Unaudited
                                                                                -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Short-term bank credit                                                                 128
Current maturities of long-term loans from banks and others                            357
Trade payables                                                                         122
Shareholder loans                                                                      369
Other accounts payable and accrued expenses                                            522
                                                                                    ------

Total current liabilities                                                            1,498
                                                                                    ------

LONG-TERM LIABILITIES:
Long-term loans from banks and others                                                  716
Deferred taxes                                                                          32
Accrued severance pay                                                                   21
                                                                                    ------

Total long-term liabilities                                                            769
                                                                                    ------

MINORITY INTEREST                                                                      211
                                                                                    ------

STOCKHOLDERS' EQUITY:
Share capital -
 Preferred shares of $0.001 par value:
  Authorized - 5,000,000 shares as of September 30, 2003; Issued and outstanding - 0 shares as of September 30, 2003
 Common stock of $0.001 par value:
  Authorized - 30,000,000 shares as of September 30, 2003; Issued and outstanding
  - 23,000,000 shares as of September 30, 2003                                          23
Additional paid-in capital                                                           1,366
Accumulated other comprehensive income                                                  43
Accumulated deficit                                                                 (1,255)
                                                                                    ------

Total stockholders' equity                                                             177
                                                                                    ------

Total liabilities and stockholders' equity                                           2,655
                                                                                    ======

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                   Three months ended                   Nine months ended
                                                      September 30,                       September 30,
                                              -----------------------------       -----------------------------
                                                 2002              2003              2002               2003
                                              -----------       -----------       -----------       -----------
                                                        Unaudited                           Unaudited
                                              -----------------------------       -----------------------------
Revenues                                              211               306               458               885
Cost of revenues                                     (142)             (191)             (311)             (682)
                                              -----------       -----------       -----------       -----------

Gross profit                                           69               115               147               203

Operating expenses:
Selling and marketing                                  (6)               (2)              (14)               (2)
General and administrative                           (130)             (194)             (323)             (480)
                                              -----------       -----------       -----------       -----------

Operating loss                                        (67)              (81)             (190)             (279)

Financial expenses, net                                (8)              (11)              (15)             (109)
Other expenses                                        (88)                4               (90)             (110)
                                              -----------       -----------       -----------       -----------

Loss before taxes on income                          (163)              (88)             (295)             (498)
Taxes on income                                       (20)              (12)               (7)              (28)
                                              -----------       -----------       -----------       -----------

Loss after taxes on income                           (183)             (100)             (302)             (526)

Equity in earnings of affiliated
  companies                                             3                --                10                --
Minority interest in losses of
  subsidiaries                                         21                 6                27                30
                                              -----------       -----------       -----------       -----------

Net loss                                             (159)              (94)             (265)             (496)
                                              ===========       ===========       ===========       ===========

Basic and diluted net loss per share               (0.007)           (0.004)           (0.012)           (0.022)
                                              ===========       ===========       ===========       ===========

Weighted average number of shares used
 in computing basic and diluted net loss
 per share                                     22,000,000        23,000,000        21,638,687        22,344,322
                                              ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                                                          Accumulated
                                            Number of             Additional  Receivables    other                      Accumulated
                                            shares of      Share   paid-in    on account  comprehensive   Accumulated  Comprehensive
                                           Common stock   capital  capital    of shares   income (loss)     deficit        loss
                                           ------------   -------  -------    ---------   -------------  ------------  -------------
Balance as of January 1, 2002               22,000,000      22        867        (220)         (39)          (280)

Receipt of receivables on account of shares         --      --        220                       --             --
Foreign currency translation adjustments            --      --         --          --           49             --           49
Net loss                                            --      --         --          --           --           (479)        (479)
                                            ----------      --      -----        ----          ---         ------         ----

Total comprehensive loss                                                                                                  (430)
                                                                                                                          ====

Balance as of December 31, 2002             22,000,000      22        867          --           10           (759)
Issuance of shares                           1,000,000       1        499          --           --             --
Foreign currency translation adjustments            --
(unaudited)                                         --      --         --                       33             --           33
Net loss (unaudited)                                --      --         --          --           --           (496)        (496)
                                            ----------      --      -----        ----          ---         ------         ----

Total comprehensive loss                                                                                                  (893)
                                                                                                                          ====

Balance as of September 30, 2003
(unaudited)                                 23,000,000      23      1,366          --           43         (1,255)
                                            ==========      ==      =====        ====          ===         ======

                                                 Total
                                             stockholders'
                                                equity
                                             ---------------
Balance as of January 1, 2002                    350

Receipt of receivables on account of shares      220
Foreign currency translation adjustments          49
Net loss                                        (479)
                                                 ---

Total comprehensive loss


Balance as of December 31, 2002                  140
Issuance of shares                               500
Foreign currency translation adjustments
(unaudited)                                       33
Net loss (unaudited)                            (496)
                                                 ---

Total comprehensive loss


Balance as of September 30, 2003
(unaudited)                                      177
                                                 ===

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                Nine months ended
                                                                                   September 30,
                                                                               -------------------
                                                                                 2002       2003
                                                                                 ----       ----
                                                                                    Unaudited
                                                                               -------------------
Cash flows from operating activities:
Net loss                                                                         (265)      (496)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss                                                                        2         --
Depreciation and amortization                                                     101        161
Accrued Interest and Linkage differences on loans, net                             16         39
Linkage differences of shareholders                                                --          4
Minority interest in losses of subsidiaries                                       (27)       (30)
Equity in earnings of affiliated companies                                        (10)        --
Increase (decrease) in accrued severance pay, net                                  (9)         5
Decrease (increase) in trade receivables                                          (34)        19
Decrease in related parties                                                        --        106
Increase in other accounts receivable                                              (2)       (72)
Increase in inventories                                                           (23)        (9)
Increase  in trade payables                                                        46         18
Increase in deferred taxes                                                          7         11
Increase (decrease) in other accounts payable and accrued expenses                (33)        47
                                                                                 ----       ----
Net cash used in operating activities                                            (231)      (197)
                                                                                 ----       ----

Cash flows from investing activities
Purchase of property and equipment                                               (761)      (348)
Proceeds from sale of property and equipment                                       14         --
Short-term bank deposits, net                                                     (25)        11
                                                                                 ----       ----
Net cash used in investing activities                                            (772)      (337)
                                                                                 ----       ----

Cash flows from financing activities
Issuance of shares to minority in subsidiary                                      150         73
Issuance of shares                                                                 --        500
Receipts on account of shares                                                     220         --
Proceeds from long-term loans                                                     578        197
Repayment of loans from shareholders, net                                          --         13
Repayment of long-term loans                                                     (130)      (228)
Short-term bank credit, net                                                       (26)       (67)
                                                                                 ----       ----
Net cash provided by financing activities                                         792        488
                                                                                 ----       ----

Effect of exchange rate changes on cash and cash equivalents                        1          6
                                                                                 ----       ----

Decrease in cash and cash equivalents                                            (210)       (40)
Cash and cash equivalents at beginning of period                                  376        162
                                                                                 ----       ----
Cash and cash equivalents at end of period                                        166        122
                                                                                 ====       ====

Supplemental Disclosure of Non-cash Investing and Financing Activities:
 Acquisition of property and equipment on short-term credit                       158        322
                                                                                 ====       ====

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

U.S. Dollars in Thousands

NOTE 1:- ORGANIZATION AND PRINCIPAL ACTIVITIES -

      a. Hotel Outsourcing Management International Inc.("HOMI") was incorporated under the laws of Delaware on November 9, 2000. The Company changed its name from Benjamin Acquisitions Inc. in January 2002.

            Pursuant to the terms of an Agreement and Acquisition Plan (the "Agreement") dated December 28, 2001 between HOMI, Bartech Mediterranean Ltd. ("Bartech Med") and its shareholders, HOMI issued 12 million shares to the shareholders of Bartech Med in exchange for all of the outstanding share capital of Bartech Med, thus converting Bartech Med into a wholly owned subsidiary of HOMI.

            HOMI had been inactive since inception, and was only involved in raising capital for investments. Prior to signing the Agreement, HOMI granted Bartech Med convertible loans that were converted into Bartech Med capital upon signing the Agreement. The acquisition plan between HOMI and Bartech Med was an acquisition by a non-operating corporation (HOMI) of an operating company (Bartech Med) that resulted in the owners and management of the operating company having operating control (54.5%) of the combined company subsequent to the transaction. The transaction has been accounted for as a "reverse acquisition" whereby Bartech Med (the accounting acquirer) is deemed to have acquired HOMI( the legal acquirer). Because HOMI was a non-operating shell company with nominal assets and Bartech Med was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of HOMI, accompanied by a recapitalization and no goodwill or other intangible assets were recorded.

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

            In 1999, Bartech Med expanded its scope of operations to purchasing minibars and signing exclusive outsourcing agreements with hotels for the provision and operation of the minibars. The hotels receive a monthly commission computed as a percentage of the revenues. In addition, Bartech Med operates through subsidiaries and affiliates. For a description of Bartech Med's subsidiaries and affiliates, see below, Note 1c.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

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

      c.    Subsidiaries and Affiliates of the Company:

            1) Commencing with the end of 1999, a 50% owned Israeli affiliate operates minibars in one hotel in Israel.

            2) Commencing with the year 2000, a wholly owned Israeli subsidiary operates minibars in one hotel in Eilat, Israel. In June 2003 the wholly owned subsidiary terminated the contract with the hotel.

            3) Commencing with the year 2000, a 50% owned affiliate commenced operations in South Africa. As of September 30, 2003, this company operates minibars in 3 hotels in South Africa . Bartech Med's holdings in this affiliate are via its 100% ownership of a company incorporated in the British Virgin Islands. Subsequent to balance sheet date an additional contract with a hotel was signed. On October 1, 2001 the Company purchased an additional 10% of the shares of the affiliate in South Africa increasing its ownership interest to 60%. Henceforth, operations of the subsidiary have been included in the consolidated financial statements of the Company. Since this acquisition was completed after September 30, 2001, it is subject to the accounting under Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets".

                  The acquisition was accounted for in accordance with the purchase method of accounting. The purchase price consisted of 200,000 shares of the Company's Common shares stock (total estimated fair value of $50 - based on last stock cash transaction in the Company). The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The purchase price was allocated mainly to contract rights of the subsidiary and will be amortized over a period of ten years commencing October 2001.

            4) Commencing the year 2001, through a wholly owned U.S. subsidiary, the Company formed a 70% owned subsidiary in the U.S. and commenced outsourcing operations in the U.S.. In August 2002 the subsidiary completed installation and commenced operations minibars in an 805 room hotel in San Francisco. The remaining 30% is held by Bartech Int. - the Company's major supplier of minibars.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

U.S. Dollars in Thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2002 are applied consistently in these interim consolidated financial statements.

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 4:- MATERIAL EVENTS

      a. In March 2003, the Company signed additional outsourcing agreements with three hotels, in New York, South Africa and in Israel for a total of approximately 740 minibar units. As of the balance sheet date, an amount of $ 256 was paid by the Company on account of the minibars.

      b. In May and June 2003, a capital raising of $ 143 and $ 100, respectively, was completed in the U.S. subsidiary. The Company provided its share of $ 170 and the minority invested an additional $ 73. These funds were used to finance the minibars for the New-York hotel.

      c. In May 2003, the Company decided to terminate the operation of minibars in one hotel in Eilat and reached a termination agreement with the hotel. The minibars that were used in Eilat were sold to a third party for the amount of $160 which was recorded in the revenues. There was no material effect on the gross profit regarding this transaction.

      d. As of September 30, 2003, an amount of $ 369 was received by the Company as a loan from its shareholders. Repayment dates and other terms of the loans were not yet determined.

      e. In June 2003, the Company signed an agreement with an investor according to which the Company will issue the investor 1,000,000 shares of Common Stock for $500. After the commencement of trading of the Company's shares on the OTCBB Stock Exchange, the Company will resolve to nominate the investor as a director in the Company.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

            It was also decided that the investor, as a director, will be entitled to 1,000,000 Stock Options to be exercised for a fixed price of 50 Cents per option. The options will be allocated to the investor on a monthly basis, 40,000 each month, over a period of 25 months and exercisable up to 26 months from date of nomination as director.

      f. In August 2003, the registration of 7,566,032 of the Company's shares on the OTCBB Stock Exchange was completed.

NOTE 5:- SUBSEQUENT EVENTS

      During October 2003, the Company signed an additional outsourcing agreement for the operation of 425 units in the USA.

NOTE 6:- CUSTOMERS AND GEOGRAPHIC INFORMATION

      During the nine month's ended September 30, 2003, 2002, 49% and 57%, respectively, of the consolidated revenues were from customers in Israel, 21% and 30% respectively in South Africa and 30% and 13% respectively in the United States

      As of September 30, 2003, $ 700 thousand of the consolidated long-lived assets were located in South Africa, $ 308 thousand were located in Israel and $ 1,045 thousand in USA.

                         - - - - - - - - - - - - - - - -

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

                                 Part I- Item 2

                      Management's Discussion and Analysis

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial conditions for the period ended September 30, 2003. The following discussion should be read in conjunction with the financial statements.

Overview

      HOMI, a Delaware corporation, is a holding company for several operating subsidiaries which distribute, market and operate computerized mini-bars in Israel, Jordan, Turkey, South Africa and the United States ,focusing on upscale hotels. HOMI was originally incorporated as Benjamin Acquisitions, Inc. (BAI). On December 28, 2001, BAI acquired Bartech Mediterranean Ltd., an Israeli company. According to the Agreement of Acquisition, BAI issued 12,000,000 shares to BTM shareholders in exchange for all of the outstanding shares of BTM, with the result that BTM became a wholly owned subsidiary of BAI. The name of the company was changed soon after the BTM acquisition.

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

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

Our revenues are derived from two sources:

      (1) purchase and operation of Bartech mini-bars through our outsource program.

      (2) distribution and sale of Bartech mini-bars either directly or from royalties from the assignment of the rights in Turkey.

      For the period January 1, 2003 through September 30, 2003 we achieved revenues of $715,000 from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. $160,000 of our revenues were from selling mini-bars which returned to us as a result of termination of outsource agreement with a hotel in Israel. $10,000 of our revenues were royalty revenues from the assignment of the rights in Turkey

      For the period ended September 30, 2003, we received 49% of our revenues from operations in Israel, 21% from operations in South Africa and 30% from operations in the United States.

      The company records revenue from sale of products on a net income method, i.e., after the hotel's portion of the income is paid.

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

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

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

      We believe that we have sufficient cash and revenues to fund our existing operations for the next 12 months. However, we will need to raise additional capital to expand our operations. We anticipate raising between $1,000,000 and $2,000,000 within the next 24 months.

Three months Ended September 2003 compared to three months ended September 30, 2002.

HOMI (Consolidated)

Results of Operations

      For the three months ended September 30, 2002 and 2003, HOMI had revenues of $211,000 and $306,000, respectively, an increase of $95,000.

The increase in sales are the result of HOMI's commencement of operations in the United States in August 2002, and commencement of operation of the Arabella Sheraton Hotel in Cape Town, South Africa in August 2003.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

      Net loss decreased from $159,000 to $94,000 in the respective three-month periods. The decrease in net loss is the result of decrease in other expenses incurred in expanding to new markets, particularly in the USA, and in connection with the registration of securities, and the increase in sales revenues.

      Cost of sales for the three months ended September 30, 2002 and 2003 were 142,00$ and $191,000 respectively, an increase of $49,000, as a result of the increase of sales.

      Gross profit increased from $69,000 to $115,000 for the three months ended September 30, 2002 and 2003, respectively. Gross profit margins increased from 32.7% to 37.6%.

      General and administrative expenses increased from $130,000 to $194,000 for the three months ended September 2002 and 2003, respectively, due to an increase in the cost of professional services and officers' salaries.

      Operating loss increased from $67,000 for the three months ended September 30, 2002 to $81,000 for the similar period in 2003.

      For the three months ended September 30, 2002 we had no royalty revenues . In 2003 we had royalty revenues in the amount of $10,000.

      For the three months ended September 30, 2002 and 2003 we had $8,000 and $11,000 in financial expenses, an increase of $3,000, primarily as a result of the new loan in the United States, and non recurrence of exchange differences from the South African Rand, which is the functional currency in our South African operations, as well as exchange differences caused by the strengthening of the Euro and the Israeli Shekel against the Dollar.

      For the three months ended September 30, 2002 and 2003, we had other expenses of $88,000 and ($4,000) respectively in Connection with the registration of securities.

      For the three months ended September 30, 2002 and 2003 we had $20,000 and $12,000 in taxes on income, a decrease of $8,000, as a result of profit in South Africa.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

Nine months Ended September 2003 compared to nine months ended September 30, 2002.

HOMI (Consolidated(

Results of Operations

      For the nine months ended September 30, 2002 and 2003, HOMI had sales revenues of $458,000 and $885,000, respectively, an increase of $427,000. The increase in sales are the result of HOMI's commencement of operations in the United States, an additional hotel in South Africa, the sale of the mini-bars of Bartech Mediterranean Eilat (1999) to Hilton Tel Aviv for the total sum of $160,000, and royalty revenues of $10,000.

      Net loss increased from $265,000 to $496,000 in the respective nine-month periods.

      Cost of sales for the nine months ended September 30, 2002 and 2003 were $311,000 and $682,000 respectively, an increase of $371,000, as a result of an increase of sales, and cost of the mini-bars of Eilat which have been sold to Hilton Tel-Aviv.

      Gross profit increased from $147,000 to $203,000 for the nine months ended September 30, 2002 and 2003, respectively. Gross profit margins decreased to 22.9% due to fixed expenses such as depreciation, and other operating cost, and the cost of the mini-bars of Eilat which has been sold to Hilton Tel Aviv.

      General and administrative expenses increased from $323,000 to $480,000 for the nine months of 2002 and 2003, respectively, due to an increase in the cost of professional services, officers' salaries and other expenses incurred in expanding to new markets, particularly, the United States.

      Operating loss increased from $190,000 for the nine months ended September 30, 2002 to $279,000 for the similar period in 2003.

      For the nine months ended September 30, 2002, we had no royalty revenues. For the nine months ended September 30, 2003, we had $10,000 of royalty revenues.

      For the nine months ended September 30, 2002 and 2003 we had $15,000 and $109,000 in financial expenses, an increase of $94,000, primarily as a result of the new loan in the United States, and non- recurrence of exchange differences from the South African Rand, which is the functional currency in our South African operations, as well as exchange differences caused by the strengthening of the Euro and the NIS.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

      For the nine months ended September 30, 2002 and 2003, we had other expenses of $90,000 and $110,000 respectively in Connection with the registration of securities.

      For the nine months ended September 30, 2002 and 2003 we had $7,000 and $28,000 in taxes on income, an increase of $21,000, as a result of profit in South Africa.

Liquidity and Capital Resources

      At September 30, 2003, HOMI had long term liabilities of $716,000 for long term loans from banks and others and $357,000 current maturities. HOMI had short-term bank credit of $128,000 at September 30, 2003, and cash and cash equivalents of $122,000, and bank deposits of $15,000.

The cash and cash equivalents come from three sources:

      (1)   $1,150,000 from HOMI's private placements offering;

      (2) $266,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

      (3)   Approximately $369,000 from shareholders' loans.

      As of September 30, 2003, HOMI had long-term debt consisting of $467,000 of bank loans which bear interest at a rate of 10% per annum, $174,000 of bank loans in U.S. $ which bear interest at a rate of LIBOR plus 2.25%, $125,000 of a long-term loan from a financial institution linked to the Euro bearing interest at 9.7% per annum and $167,000 linked to the Israel shekel at 7.7% annual interest. These loans are secured by liens on the assets of HOMI. In addition, in 2000, a minority shareholder and officer and director of Batim Bartech, lent the Company a loan linked to the South African Rand and bearing 16% annual interest, decreased to 13.25%. As of September 30, 2003 the balance of this loan is equivalent to $140,000.

      We may need to finance the purchase of additional mini-bars as we enter new outsource operation agreements. Our subsidiaries may need to raise additional capital, either debt or equity, if they enter into new agreements with hotels. In such an event, the required additional capital would be based on the number of mini-bars in such hotels. In the event we are unable to raise additional funds, if needed, we will not enter into new outsource operation agreements.

      As of September 30, 2003, the balance of loans of controlling shareholders of HOMI to the company were $369,000.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

      The terms of the loans by those controlling shareholder have yet to be determined.

      In June 2003, HOMI issued 1,000,000 shares of common stock to Mr. Rodia Mihali in a private offering. These shares were offered at $.50 per share. Mr. Mihali registered 250,000 of those shares in the offering. HOMI has agreed to nominate Mr. Mihali as a director is its first meeting after HOMI'S common stock is listed on the OTCBB. Further, HOMI has agreed that as a director, Mr. Mihali will receive options to purchase 1,000,000 shares of HOMI common stock at.50.$ per share. These options shall be allocated to him at a rate of 40,000 per month for 25 months. Mr. Mihali will have discretion as to when to exercise such options, but they shall expire 30 days from the last allocation of 40,000 options.

International Tax Implications

      HOMI's subsidiaries in Israel are subject to a 36% corporate tax rate. The South African subsidiary is subject to a 30% corporate tax rate.

      Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

      At of December 31, 2002 the subsidiaries in Israel had approximately 668,000 $ net operating loss carry forwards. As of December 31, 2002 the U.S subsidiary had approximately $302,000 net operating loss carry forwards. The loss carry forwards in Israel and the United States have no expiration date.

      As of December 31, 2002, HOMI and it subsidiaries have provided valuation allowances of $308,000 in respect of deferred tax assets, resulting from tax loss and temporary differences.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

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

                                        Hotel Outsource Management
                                          International, Inc.
                                            (Registrant)


Date: December 18, 2003                 By: /s/ Jacob Ronnel
                                           -------------------------------------
                                           Jacob Ronnel,
                                           President