Form 10KSB
period 2003-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2004-04-16
CIK 1174814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-91988

                  HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                    13-4167393
    (State of Incorporation)                   (IRS Identification Number)

        80 WALL STREET, SUITE 815
            NEW YORK, NEW YORK                               10005
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (212) 344-1600

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
         Title of each class                         registered
                  0                                      0

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,189,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

24,000,000 SHARES AT $.64 = $15,360,000

(1) Average of bid and ask closing prices on April 5, 2004

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the lates practicable date:

24,000,000 common shares issued and outstanding as of April 5, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

FORM 10-KSB

                  HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC.

PART I.


ITEM 1.     DESCRIPTION OF BUSINESS


GENERAL

Hotel Outsource Management International, Inc. was incorporated on November 9, 2000 under the name Benjamin Acquisitions, Inc. pursuant to the laws of Delaware. Hotel Outsource Management International, Inc. may be referred to as HOMI. On December 28, 2001, HOMI acquired Bartech Mediterranean Ltd., an Israeli corporation which sells, markets and operates computerized mini-bars placed in certain up-scale hotels. Bartech Mediterranean is now a wholly owned subsidiary of HOMI. Bartech Mediterranean may be referred to as BTM.

HOMI is a holding company for several subsidiaries which distribute, market, and operate computerized mini-bars in hotels located in Israel, Jordan, the United States, and South Africa. Unless stated otherwise HOMI shall refer to the parent company and all of its subsidiaries.

HOMI, through its wholly owed subsidiary, BTM, is the exclusive distributor of automatic computerized mini-bars manufactured by Bartech Systems International, Inc., a Delaware corporation, in Israel, Jordan, Turkey and South Africa. In April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL, a wholly owned subsidiary of Bartech Systems, Inc. in which it was agreed that Bartech E.M.E.A. SARL can only offer its outsource operations in Europe and all the territories in which Bartech E.M.E.A. SARL is active and/or sells mini-bars either directly or indirectly, through HOMI or its subsidiaries, and that HOMI must use Bartech mini-bars in its outsource operations anywhere Bartech E.M.E.A. SARL is active or sells Bartech mini-bars, either directly or indirectly. Bartech Systems International, Inc. and its wholly owned subsidiary may be referred to collectively as BSI.

The mini-bars purchased by HOMI from BSI shall be referred to as Bartech mini-bars. Bartech mini-bars contain proprietary software, sensors and an interface to a hotel's property management system. Bartech mini-bars interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. HOMI believes that Bartech mini-bars also enhance efficiency and reduce labor costs.

HOMI has a United States subsidiary, Hotel Outsource Services, Inc. (HOS), through which it conducts all of its business in the United States. HOS has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in other countries other than the United States.

In February 2004, HOMI formed a subsidiary in Luxemburg and a subsidiary in Germany through which it intends to conduct its future European operations.

As of December 31, 2003, HOMI owned and operated approximately 3,100 Bartech mini-bars in ten hotels.

The principal offices of HOMI are located at 80 Wall Street, Suite 815, New York, New York 10005.

OUR STRATEGY

HOMI's objective is to grow its customer base in the United States, Israel South Africa and Europe, where we currently operate, and to expand our outsource operations eventually to other countries as well. Our main focus is on upscale hotels located in major cities and near airports. In the event we endeavor to enter into agreements in new countries or territories, we will have to negotiate agreements with those hotels. There is no guarantee that we will be able to enter into any new exclusive agreements with additional hotels. We are currently negotiating agreements with several hotels in Europe and South Africa.

CORPORATE HISTORY

HOMI was incorporated under the laws of the State of Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc. On December 28, 2001 the company acquired Bartech Mediterranean Ltd., an Israeli corporation. On January 8, 2002, the company amended its certificate of incorporation to change its name to Hotel Outsource Management International, Inc. HOMI had no operations prior to the acquisition of BTM. BTM was incorporated in Israel in 1997. From inception to January 1999 BTM's sole business was serving as distributor of Bartech's mini-bars.

In June 1998, BTM assigned its exclusive distribution rights for Turkey and the Turkish Republic of Cyprus to Protel Bilgisayar Limited Sirket. According to the agreement entered into between the two parties, BTM was to receive 5% of all sales revenues generated in this territory between June 1, 1998 and May 31, 1999; 5.5% of sales revenues generated between June 1, 1999 and May 31, 2000 and 6% of sales revenues generated after June 1, 2000. These commissions are to be paid within 15 days of the completion of a Bartech mini-bar installation. A 30 day delay in payment gives BTM the right to terminate the assignment agreement.

In 1999, BTM (through Remstone Limited, a British Virgin Islands corporation) and Daniel Golan (through Ice Maiden International Ltd.) formed Batim Bartech with each party owning 50% of that company. Batim Bartech was formed when BTM decided to operate in South Africa and needed someone local to manage the day-to-day operations. Mr. Golan is a resident of South Africa, and an investor (through Ice Maiden) in Batim Bartech. As Batim Bartech's outsource operations in South Africa increased, BTM negotiated with Mr. Golan to increase BTM's percentage of Batim Bartech. The result of the negotiations was an exchange of shares: 10% of Batim Bartech for 1.667% of BTM. The transaction was a purchase of Batim Bartech shares and not of specific assets of Batim Bartech. BTM now owns 60% of Batim Bartech, while Ice Maiden owns 40%. Following HOMI's acquisition of BTM, Ice Maiden became a shareholder Of HOMI.

In January 1999, BTM began its first outsource operation at the David Intercontinental Hotel in Tel Aviv. In October 1999, BTM, through its subsidiary, Bartech Mediterranean (Operation 99) Ltd., expanded its outsource operations to the Sheraton City Tower in Tel Aviv, and in 2000, BTM added three additional hotels in Israel to its outsource operations.

Since 2000, BTM had sought a way to penetrate the U.S. market for computerized mini-bars. Management of BTM believed that such penetration would best be facilitated by merging with or being acquired by a United States corporation. BAI had shown an interest in acquiring BTM and negotiations began. BAI raised $650,000 in a private placement offering once BTM was identified as an acquisition  candidate.  Most  of this  money  was  later  loaned  to  BTM.  The acquisition was consummated in December 2001. Prior to the acquisition the control persons of BAI were Joseph Stabholz and Avraham Bahry, and the control persons of BTM were Jacob Ronnel, Ariel Almog and Benzion Perko. The price of the acquisition was set through arms length negotiations; no third party opinions were received. Prior to the acquisition, BAI had 10,000,000 shares of common stock outstanding, including the 6,500,000 shares issued in the $650,000 private placement offering. In the acquisition, BTM shareholders received a total of 12,000,000 shares of common stock in exchange for their shares of BTM. Pre-existing shareholders maintained their shareholdings in BAI. Pre-existing BAI shareholders received no consideration in this acquisition. Prior to the acquisition of BTM, BAI shareholders held shares in a company without operations. As a result of the acquisition, pre-existing BAI shareholders now hold shares of an operating company.

In 2001, BTM, through its wholly owned subsidiary, Hila International Corp., and BSI formed Hotel Outsource Services, Inc., a Delaware corporation owned 70% by Hila and 30% by BSI. HOS is the exclusive outsource operator of Bartech mini-bars in the United States.

HOMI, through its subsidiaries, has contracts to distribute, market, operate and service mini-bars in hotels located in Israel, Jordan, Turkey and South Africa. Since July 2002, through its subsidiary, HOS, HOMI owns and operates Bartech mini-bars in the United States. In April 2003 HOMI and Bartech E.M.E.A. SARL entered into an agreement whereby HOMI has the exclusive rights to use Bartech mini-bars in its outsource operations in Europe and anywhere Bartech E.M.E.A. SARL sells Bartech mini-bars, either directly or indirectly. Additionally, pursuant to this agreement, HOMI must utilize Bartech mini-bars in all of its outsource operations in the same territories.

HOS has no distribution rights in countries other than the United States. HOS is owned 30% by BSI and 70% by Hila, a wholly owned subsidiary of HOMI. Exclusive of its in interest in HOS, BSI's relationship with HOMI and its subsidiaries is that of a manufacturer and distributor. Because both our sales and outsource operations utilize Bartech mini-bars exclusively, we are dependent on BSI, the quality of its products, and the financial viability of BSI.

HOMI is the exclusive distributor of Bartech mini-bars in Israel, Jordan, Turkey and South Africa. We have the exclusive rights to outsource operations of Bartech mini-bars in the United States, and as of April 2003, worldwide. We have assigned our exclusive rights in Turkey and the Turkish Republic of Cyprus to a third party. We receive a commission on all sales revenues generated in Turkey and the Turkish Republic of Cyprus. To date, HOMI and its subsidiaries have entered into contracts with ten major hotels to provide the hotel rooms with mini-bars, as well as to operate and service the mini-bars. HOMI, through its subsidiaries, intends to develop the outsource operation program in the United States and other countries. For us to operate in additional countries and/or territories, we will need to negotiate with new hotels. We are currently negotiating several agreements in Europe and South Africa.

INDUSTRY BACKGROUND

The concept of in-room sales of food, beverages and other small non-perishable goods has existed for many years in the hotel industry. Traditionally, two primary means of selling in-room consumable goods have been used within the lodging industry- the "honor" system and the "vending machine" system. The honor system utilizes a small refrigerator and a form listing all items available for purchase within the refrigerator. Each day, the guest completes the form detailing items purchased during their stay. The following day, a hotel employee will remove the form from the room and manually add the invoice to the guest room charges. The vending machine system utilizes a refrigerator similar to the honor system, but the interior of the refrigerator resembles a traditional vending machine, comprised of plastic doors to access the goods. With this kind of system, product choice is made by pressing the selected button or by entering a specified code on an attached keyboard. By opening the section containing the product or entering the code on the keyboard, a command is sent from the room to the property management system and the appropriate amount is added to the guest's room charges.

Management believes the honor system often results in losses attributable to non-reported or disputed selections by guests, and does not provide a central control for refilling, and requires manual inventory of each room, whether or not items are consumed. We estimate that these systems often require at least two trips for inventory management; one to ascertain goods consumed and one to restock the goods consumed. Management believes the vending machine system presents a mechanical, machine-like appearance, which often conflicts with the aesthetics of a full service-lodging establishment and has a chilling effect on impulse purchases. HOMI also believes that the vending machine system does not provide an adequate selection of items to chose from, which potentially leads to guest dissatisfaction and loss of incremental revenue opportunities. Although the vending machine system avoids extra trips, the machines are mechanical and require a relatively expensive maintenance contract.

We believe that the Bartech mini-bars we sell and/or operate address these shortcomings by providing fully computerized management system for open display mini-bars. Bartech mini-bars contain an automated control and management system that monitors the movements of all items in the mini-bar. Bartech mini-bars provide interfaces to the hotel's property management system. Furthermore, the system generates a refill report so that the attendant will only go to those rooms that require stocking. Accordingly, revenues are reported accurately and the unit is restocked timely. In our experience, the average hotel utilizing traditional mini-bar systems requires one employee for approximately every 100 rooms to monitor and manage mini-bar activity. Through utilization of the Bartech mini-bar, customers report that they can increase the number of rooms that one employee can manage to more than 300.

CUSTOMERS AND MARKETS

HOMI currently markets and sells Bartech mini-bars to full-service hotels in 4 countries. These target hotels typically have a minimum of 100 rooms. Target customers in the full-service sector encompass deluxe, luxury, upscale and mid-scale establishments. According to Smith Travel Research, the U.S. full-service sector represented roughly 1.8 million hotel rooms in 2000. Smith Travel Research estimates that the number of new units under construction will increase in major metropolitan cities, specifically San Francisco, Las Vegas, Orlando, Chicago, New York, Washington D.C., Miami, and Los Angles. In 2002,
HOMI, through its operating U.S. subsidiary, HOS, has outsource operation program with Hyatt Regency Hotel in San Francisco, to provide and operate 805 mini-bars in that hotel, outsource operation program with Stanhope hotel in N.Y to provide and operate 177 mini-bars, and commencing March 2004, 425 mini-bars in Grand Hyatt Seattle. HOMI believes that those contracts with will facilitate further sales in the San Francisco market and other U.S. cities. HOMI through HOS, is looking to further penetrate the U.S. market. However, as with any new concept, there is substantial risk that the marketplace may not accept the potential benefits of the technology utilized in this products. Market acceptance of BSI's products will depend, in large part, upon our ability to demonstrate the performance advantages and cost-effectiveness of our products over competing products. There can be no assurance that we will be able to market our technology successfully or that our current or future products will be accepted in the marketplace which could hinder our sales.

We depend on the occupancy level of the hotels in which we operate mini-bars; low occupancy levels may result in low sales revenues.

There seems to be a direct correlation between a hotel's occupancy level and the quantity of purchases made by guests from a hotel's mini-bars. As a result, our sales revenues are dependent on hotel occupancy levels. The failure of a hotel to attract a large number of guests could result in a corresponding decrease in revenues by HOMI.

PRODUCTS

HOMI purchases its mini-bars from BSI. The Bartech automatic mini-bars look like ordinary refrigerators, but their operation is controlled by a secure and automatic computer system.

The mini-bars were originally developed by BSI in 1988 to meet the specifications of Hilton International. The first units were installed in the Hilton hotel in Geneva. The open display and optional "dry section" allow a wide range of items to be offered to hotel guests. The units can accommodate up to 42 different types of drinks and snacks and can hold up to 60 items. Capacities vary from 40 liters to 75 liters. BSI has 86 different models to fit varying cabinet sizes. Door, cabinet finish, volumes, styles and dry sections can be custom ordered based on a hotel's needs.

The Bartech mini-bar marketed and operated by HOMI is an automated system containing proprietary software, sensors and interface to the hotel's property management system. HOMI believes that the Bartech system enables HOMI's customers to manage their inventory of in-room consumables more effectively, enhance service efficiency, reduce labor cost, and potentially increase revenue per available room.

Bartech mini-bars contain software which allows them to interface directly with a hotel's own billing system. Data transmission can be by means of the telephone wires or co-axial antennae cable. System software controls billing, automatic refill reports, lists of rooms with credit or without credit, listing of anomalies, price and inventory management, cash flow reports and stock analysis.

The systems control stock rotating and product expiration dates, which helps when ordering new stock and enables stock to be rotated or discounted prior to expiration. The computer system also controls the energy consumed by each unit by reference to time of day, season, maintenance, and can automatically activate defrosting. Energy consumption may be reduced approximately 40% through this system.

Bartech mini-bars interface with a hotel's central computer and provide automatic invoicing, reducing shrinkage (loss or theft) from approximately 20%-30% to approximately 2%.


The traditional mini-bar is a refrigerator with a lock. Hotel guests are supposed to report any United Statesge to the front desk upon check out. Although mini-bar prices are very high, yielding gross margins of approximately 60%, our own informal research indicates that hotels rarely make a profit from the traditional "honor" mini-bar systems. Guests may not be honest in declaring their United Statesge and/or hotel staff may remove items from the mini-bar.

Bartech mini-bars considerably reduce labor costs as one minibar attendant can refill more than 300 Bartech mini-bars as opposed to one attendant per 90 - 100 manual mini-bars. The Bartech system provides inventory controls which we believe mitigate product waste from expiration.

In order to comply with regulations related to the sale of alcoholic beverages in the United States and South Africa, we work under each hotel's license to sell alcohol. The hotel purchases the alcohol to be filled in our mini-bars, and we reimburse the hotel. On average, alcoholic beverages represent only 15-25% of mini-bar sales. Israel does not require a license to sell alcoholic beverages in hotel rooms. In the United States, we operate in a similar way. Currently, we are working Under the Hotel's alcohol license. We cannot guarantee a hotel's compliance with Applicable regulations, and because we operate under a hotel's license, we do not incur costs of meeting regulatory compliance. Failure of a hotel to comply with these regulations would result in our inability to sell alcohol in our mini-bars, which would result in a decrease in our sales revenues.

STRATEGY

HOMI's objective is to grow its customer base, especially in the United States during the first stage, and later on, in other countries. To date, we have engaged in two types of agreements with hotels: (a) sales agreements where HOMI purchases mini-bars from BSI at distributors' prices and then resells them to hotels at end-user prices; and (b) agreements where HOMI purchases, installs and operates mini-bars in a hotel and shares the mini-bar revenues with the hotel in agreed upon ratios. While we are looking to develop both arms of this business, our primary focus is on our installation, operation and revenue sharing agreements. HOMI refers to this revenue sharing plan as its "Outsource Operation Program." We intend to enter into long term, 9-10 year, outsource operation program agreements with additional hotels. HOMI intends to develop its outsource operation program of Bartech mini-bars in the United States through HOS, and to offer the outsource operation program in other countries as well. HOMI intends to purchase the Bartech mini-bars from BSI and to operate under exclusive outsourcing contracts with major hotels. HOS has the exclusive right to outsource operations of Bartech mini-bars in the United States. Our main focus is on upscale hotels located in major cities and near airports. To date, HOMI and its subsidiaries have entered into such contracts with eleven hotels: five hotels located in Israel, three hotels located in South Africa, and three hotels located in the United States.

MINI-BARS SALES

Since inception of BTM in 1997, we have sold 830 mini-bars to hotels in Israel and 800 mini-bars to hotels in Turkey. These were Bartech mini-bars that we purchased from BSI, then re-sold. In 2003, we sold 268 used Bartech mini-bars to Hilton Tel Aviv. These were mini-bars we received back through termination of our 1999 contract with Queen of Sheba or-Yam, a Hilton hotel in Eilat, Israel. Since we began our outsource operation program in 1999, our strategy has been focused primarily on our outsource operation program.

OUTSOURCE OPERATION PROGRAM

HOMI is aware that many hotels do not want to pay upfront for their mini-bars, and many do not want to allocate resources to operate mini-bars either. As a result, HOMI has developed its outsource operation program which is designed to minimize the hotels' expenses. The Outsource Operation Program is an integral part of HOMI's sales and marketing strategy in the United States and HOMI and BSI are offering it to hotels in the United States.

This program has been successfully implemented by HOMI's subsidiaries since 1999, in Israel and South Africa, and began in the United States in July 2002. Since Bartech's computerized mini-bar system will register the mini-bar revenues automatically and accurately, it enables us to share the revenues with the hotel in a precise and accurate manner, with a strict control on sales and inventory.

The outsource operation program requires HOMI to purchase the mini-bars and install and operate them. The net revenues from all mini-bar purchases are divided between HOMI and the hotel. The exact terms may vary from hotel to hotel.

We believe additional hotels will be interested in entering into outsource operation agreements with us for the following reasons:

      -     No capital expenditure for the hotel
      -     Another revenue stream
      -     No labor expenses and no operating costs
      -     No purchase of goods and no inventory management
      -     Added service to guests, improved competitive edge
      -     No downside: hotel is taking no risks, financial or other
      - Hotel has the option to purchase the system (allows for "wait and see")
      -     Outsourcing allows the hotel to focus on major revenue sources
      -     Quality of service: we specialize in the field
      -     Increased control and management, extensive reporting
      -     No maintenance by hotel
      -     Constant technical and technological upgrade

AGREEMENTS WITH HOTELS

The following are the basic terms of the outsource operation program contracts HOMI has entered into with several hotels and intends to enter into with additional hotels.

- HOMI purchases the mini-bars from BSI and installs them in the hotels and ensures that they are interfaced with the hotel's computer system;

- HOMI maintains ownership of the mini-bars;

- The hotel provides the cabinet into which the mini-bar is placed, at its own cost;

- The hotel provides all wiring necessary for the mini-bars to interface with the hotel's computer system;

- HOMI purchases the goods to be filled in the mini-bars; it refills and operates and maintains the mini-bars;

- The personnel operating and maintaining the mini-bars are HOMI employees or hotel employees paid by HOMI;

- The hotel supplies all glasses, bottle openers, trays and other accessories for the mini-bars, and replaces such accessories on a daily basis;

- The hotel grants HOMI access to the guests' rooms at least two times per day;

- The hotel provides written instructions and descriptions to its guests with respect to operation and location of the mini-bars;

- The hotel collects the revenues from all mini-bar purchases and distributes HOMI's portion. The revenue splits vary between 95% for HOMI and 5% for the hotel and 85% for HOMI and 15% for the hotel;

- The pricing of the products stocked in the mini-bar is determined mutually by HOMI and the hotel;

- The term of the contract is usually 9-10 years, and may thereafter be extended on a year-to-year basis;

- The hotel has an option to purchase the Bartech system starting from the end of the third year of the operation;

- Net revenues from all mini-bar purchases are allocated between the hotel and HOMI on a monthly basis;

- The hotel will provide HOMI office and storage space within the hotel for a base of operations.

- The agreements may be terminated upon written notice of breach of the agreement by the other party.

COMPETITION

Presently, our main competitors in the United States are Minibar Systems, Inc. and eRoomSystem Technologies, both of which offer outsourcing or revenue sharing programs. Other companies, such as club Minibar, offer outsourcing programs utilizing manual mini-bars. We are also competing with certain options offered by BSI.

BSI offers  four  different  options to its  potential  customers  in the United
States:

1. DIRECT SALE. Some major hotel chains have preferred vendor or exclusive vendor agreements with BSI. Should the hotel owners have the available cash-flow to purchase the system, they will often prefer this option, as they usually will be able to repay the system after only 3 years of operation. But as Bartech is a very expensive system, generally a lot of hotels do not have the resources to purchase it. In addition, for a long time, manual mini-bars have been associated with creating a lot of work with little profit or even losses. Many hotels will still prefer for a third party to take the operating burden and risk.

2. LEASING. This allows a hotel to lease the mini-bars directly from BSI. A hotel which leases its mini-bars is responsible for all day-to-day operations concerning the mini-bars, and all costs involved with such operations.

3. REVENUE SHARE. This program is different than our outsource operation as BSI (or a third party) will finance the equipment, but the hotel will operate the system. Consequently, the hotel is still involved in the day-to-day operation. The hotel will purchase the goods and employ the attendants and the hotel has a theoretical risk of having an operating loss during a slow period.

4. OUTSOURCE OPERATION PROGRAM, offered exclusively through HOS with no financial risk whatsoever to the hotel.

As a result of BSI's other options, even if a hotel has chosen the Bartech system, we still need to compete with the other plans offered by BSI. Our initial goal following a full introduction of the outsource program is a 25% - 33% market share of all Bartech sales in the United States. That may be the equivalent of approximately 4,000 new outsourced units per year. We intend to gradually increase our market penetration, and our exposure in the market, and believe that the outsourcing program will increase in popularity and sales.

Automatic or computerized mini-bars are a relatively new concept. As a result, we are still competing with traditional or manual mini-bars, which, although they cost more money to run due to unreported sales or shrinkage, are less expensive to purchase. There is no competition with other vendors of computerized mini-bars in Israel or South Africa, as BTM, or its subsidiaries, is the only distributor of computerized mini-bars in those countries. The arrival of other companies offering similar products might force us to decrease our prices in order to remain competitive. Further, we are still substantiating our position in the market and could face competitive disadvantages if forced to compete with better known and/or better funded companies. In Turkey, our primary competitor is Electrolux Corp. In the United States, our competitors are Automatic Minibar Systems Ltd. (AMS) and eroom Systems, Inc. Their prices are competitive with ours. AMS offers outsource operation programs similar to the programs offered by HOS. We believe that in the United States, Bartech mini-bars are the best-selling open-display automatic mini-bar and our use of the Bartech mini-bars in our outsource operations may give us a competitive advantage. We intend to continue to offer high quality service and to concentrate on marketing our company so as to remain competitive with other companies.

INTELLECTUAL PROPERTY

HOMI holds no patents, trademarks, service marks or other intellectual property for the Bartech mini-bars or its outsource operations.

EMPLOYEES

As of December 31, 2003, HOMI and its subsidiaries had ten full time and three part time employees.

ITEM 2:     DESCRIPTION OF PROPERTY

HOMI's operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also maintain small offices in Tel Aviv, Johannesburg, San Francisco and New York.

HOMI's headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no cost to HOMI. Schonfeld & Weinstein, L.L.P. is counsel to HOMI and is a shareholder of HOMI. BTM's headquarters are located at 25 HaMered Street, Tel Aviv, Israel. The monthly rent is $2,800. HOMI leases the space on a month to month basis from a company controlled by Mr. Benzion Perko, a controlling shareholder of HOMI. HOMI also leases a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis. HOS has its headquarters at 1 Enbarcadaro Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOS's operations are conducted from the office we utilize at the Hyatt Regency San Francisco. In South Africa, Batim Bartech operates from an office in Johannesburg for monthly rent of $350. We do not intend to acquire or lease any other facilities in the near future. The office space provided us by the hotel is also used to store goods to be placed in the mini-bars and spare parts for the mini-bars. We do not keep any Bartech mini-bars in stock. Instead, we order them on an as needed basis. They are shipped directly from BSI to the hotel. BSI manufactures the Bartech mini-bars in Italy. As we enter into additional outsource operation programs, we will be receiving office space within those hotels from which to conduct our operations.

ITEM 3:     LEGAL PROCEEDINGS

HOMI is not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.     MARKET FOR THE  REGISTRANTS  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTER

MARKET FOR COMMON STOCK

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial conditions for the year ended December 31, 2003. The following discussion should be read in conjunction with the financial statements.

Our revenues are derived from two sources:

(1) purchase and operation of Bartech mini-bars through our outsource program.

(2) distribution and sale of Bartech mini-bars either directly or from royalties from the assignment of the rights in Turkey.

For the period January 1, 2003 through December 31, 2003 we achieved revenues of $1,013,000 from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. $160,000 of our revenues were from selling mini-bars that had been returned to us as a result of termination of an outsource agreement with a hotel in Israel. $16,000 of our revenues were royalty revenues from the assignment of the rights in Turkey.

For the year ended Dectember 31, 2003, we received 44% of our revenues from operations in Israel, 23% from operations in South Africa and 33% from operations in the United States.

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

In March 2003, HOS, our United States subsidiary, signed an outsource operation agreement with the Stanhope Park Hyatt New York to install and operate mini-bars in all 177 rooms in that hotel. Operations commenced in September 2003.

In March 2003, our South Africa subsidiary, Batim Bartech, signed an outsource operation agreement with Arabella Sheraton Hotel in Cape Town, South Africa to install and operate mini-bars in all 483 guest rooms of that hotel, commencing operations in August 2003.

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

In October 2003, HOS signed an outsource operation agreement with the Grand Hyatt Seattle to install and operate mini-bars in all 425 rooms in that hotel. We commenced operations in March 2004. In October 2003, we signed an agreement to install and operate approximately 450 mini-bars in the Sheraton Arabella in Munich, Germany. We commenced operations of approximately 130 mini-bars in March 2004. We expect the to begin installing and operating the remaining mini-bars in that hotel by December 2004.

We believe that we have sufficient cash and revenues to fund our existing operations for the next 12 months. However, we will need to raise additional capital to expand our operations. We anticipate raising between $1,000,000 and $2,000,000 within the next 24 months.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002

HOMI (CONSOLIDATED)

RESULTS OF OPERATIONS

For the twelve months ended December 31, 2002 and 2003, HOMI had sales revenues of $683,000 and $1,189,000, respectively, an increase of $506,000 or 74%. The increase in sales are the result of HOMI's commencement of operations in the United States, an additional hotel in South Africa, the sale of the mini-bars of Bartech Mediterranean Eilat (1999) to Hilton Tel Aviv for the total sum of $160,000, and royalty revenues of $16,000.

Net loss increased from $479,000 to $804,000, an increase of 67.8% in the respective twelve-month periods as a result of an increase in the cost of professional services, officres' salaries and other expenses incurred in expanding to new markets, particularly, the United States and Europe.

Cost of sales for the twelve months ended December 31, 2002 and 2003 were $473,000 and $868,000 respectively, an increase of $395,000. Cost of sales as a percentage of revenues increased from 69.2% to 73.0% for the years ended December 31, 2002 and 2003, respectively. This increase is a result of an increase in sales and the cost of mini-bars which were returned to HOMI and subsequently sold the Hilton Tel-Aviv.

Gross profit increased from $210,000 to $321,000 for the twelve months ended December 31, 2002 and 2003, respectively. Gross profit margins decreased from 30.7% to 27% due to fixed expenses such as depreciation, and other operating costs, and the cost of the mini-bars which were returned to HOMI from one hotel and then sold to Hilton Tel Aviv.

General and administrative expenses increased from $487,000 to $920,000 for the twelve months of 2002 and 2003, respectively. As a percentage of revenues, general and administrative expenses increased from 71.3% to 77.4% due to an increase in the cost of professional services, officers' salaries and other expenses incurred in expanding to new markets, particularly, the United States and Europe, and the deemed cost of share compensation.

Operating loss increased from $311,000 for the twelve months ended December 31, 2002 to $612,000 for the similar period in 2003. Operating loss an as percentage of revenues increased from 45.5% to 51.5% as a result of the increase in general and administrative expenses.

For the Twelve months ended December 30, 2002, we had no royalty revenues. For the twelve months ended December 31, 2003, we had $16,000 of royalty revenues.

For the twelve months ended December 31, 2002 and 2003 we had $49,000 and $187,000 in financial expenses, an increase of $138,000, primarily as a result of the new loan in the United States and bank credit in South Africa, and non-recurrence of exchange differences from the South African Rand, which is the functional currency in our South African operations, as well as exchange differences caused by the strengthening of the Euro and the NIS. As a percentage of revenue, financial expenses increased from 7.1% to 15.7%.

For the twelve months ended December 31, 2002 and 2003, we had other expenses of $85,000 and $110,000 respectively, in connection with the registration of securities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, HOMI had long-term liabilities of $1,029,000 for long-term loans from banks and others. Current liabilities were $1,818,000 including $365,000 of current maturities, $347,000 of short-term bank credit and $573,000 in shareholders' loans. At December 31, 2003, current assets were $569,000 including cash and cash equivalents of $137,000 and bank deposits of $19,000.

Our cash and cash equivalents come from four sources:

(1) $1,389,000 from HOMI's share capital and private placements offering;

(2) $347,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

(3) Approximately $1,103,000 from shareholders' loans.

(4) Short term, long term and credits from banks and others.

As of December 31, 2003, HOMI had long-term debt consisted of $440,000 of bank loans which bear interest at a rate of 10% per annum, $147,000 of bank loans in U.S. $ which bear interest at a rate of LIBOR plus 2.25%, $126,000 of a long-term loan from a financial institution linked to the Euro bearing interest at 9.7% per annum and $151,000 linked to the Israel shekel at 8% annual interest. These loans are secured by liens on the assets of HOMI. In addition, in 2000, a minority shareholder and officer and director of Batim Bartech, lent the Company a loan linked to the South African Rand and bearing interest that is charged at the same rate that the South African subsidiary pays on its overdraft. This rate was 11.5% as of December 31, 2003. As of December 31, 2003 the balance of this loan was equivalent to $230,000.

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

As of December 31, 2003, the balance of loans of controlling shareholders of HOMI to the company were $1,103,000. $530,000 of this amount is long term loans, of which $300,000 bear interest at 4% per annum and payable by December 31, 2008; however in the event they are not paid by that date, the term of these loans may be extended for an additional five years. For the loan of $230,000, interest is charged at the same rate that the South African subsidiary pays on its overdraft. This rate was 11.5% as of December 31, 2003. The terms of the remaining loans by controlling shareholders have yet to be determined.

In June 2003, HOMI issued 1,000,000 shares of common stock to Mr. Rodia Mihali in a private offering. These shares were offered at $.50 per share. Mr. Mihali registered 250,000 of those shares in HOMI's registration statement on Form SB-2 dated August 12, 2003. On February 18, 2004, Mr. Mihali was appointed an interim director of HOMI. Mr. Mihali will receive options to purchase 1,000,000 shares of HOMI common stock at $.50 per share. These options shall be allocated to him at a rate of 40,000 per month for 25 months commencing on March 2004. Mr. Mihali will have discretion as to when to exercise such options, but they shall expire 30 days from the last allocation of 40,000 options.

OFF-BALANCE SHEET ARRANGEMENTS
Not Applicable

INTERNATIONAL TAX IMPLICATIONS

HOMI's subsidiaries in Israel are subject to a 36% corporate tax rate. The South African subsidiary is subject to a 30% corporate tax rate.

Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

As of December 31, 2003, HOMI's subsidiaries in Israel had approximately $836,000 net operating loss carry forwards. As of December 31, 2003, HOS had approximately $785,000 net operating loss carry forwards. As of December 31, 2003 Batim Bartech had approximately $82,000 net operating loss carry forwards. The loss carry forwards in Israel, the United States and South Africa have no expiration date.

As of December 31, 2003, HOMI and it subsidiaries have provided valuation allowances of $344,000 in respect of deferred tax assets, resulting from tax loss and temporary differences.

ITEM 7.     FINANCIAL STATEMENTS

ITEM 8.     CHANGES  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURE

Disclosed in Form 8-K filed on March 18, 2004.

ITEM 8A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)).
 Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors and executive officers and their respective ages as of March 20, 2004 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.


Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

HOMI

NAME                        AGE                      POSITION
------------               ------                    ------------------------
Jacob Ronnel                 47                      CEO, President, Director
-------------              ------                    ------------------------
Ariel Almog                  36                      COO, Secretary, Director
-------------              ------                    ------------------------
Zeev Danziger                56                      CFO, Director
-------------              ------                    ------------------------
Rodia Mihali                 63                      Director

BTM

NAME                        AGE                      POSITION
-------------              ------                    ------------------------
Jacob Ronnel                 47                      CEO, Director
-------------              ------                    ------------------------
Ariel Almog                  36                      COO, Director
-------------
Zeev Danziger                56                      Director
-------------              ------                    ------------------------

HOS

NAME                        AGE                      POSITION
-------------              ------                    ------------------------
Jacob Ronnel                 47                      CEO, President, Director
-------------              ------                    ------------------------
Ariel Almog                  36                      COO, Secretary, Director
-------------              ------                    ------------------------
HILA

NAME                        AGE                      POSITION
-------------              ------                    ------------------------
Jacob Ronnel                 47                      CEO, President, Director
-------------              ------                    ------------------------
Ariel Almog                  36                      COO, Secretary, Director
-------------              ------                    ------------------------

BATIM BARTECH

NAME                        AGE                      POSITION
-------------              ------                    ------------------------
Ariel Almog                  36                      COO, Director
-------------              ------                    ------------------------
Daniel Golan                 59                      CEO, Director
-------------              ------                    ------------------------
Jacob Ronnel                 46                      President, Director

BIOGRAPHIES

JACOB RONNEL, 47, has been Chief Executive Officer, President and a director of HOMI since December 28, 2001, director and Chief Executive Officer, of Bartech Mediterranean Ltd. since May 1997 where he became a managing director in March 1998; CEO, President and a director of Hila since its inception in 2001; President and a director of Batim Bartech since inception in 1999 and director and chief executive officer of Hotel Outsource Services, Inc. since September 2001. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de LaUnited Statesnne, Switzerland.

ARIEL ALMOG, 36, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001. He has been Chief Operating Officer and a director of Bartech Mediterranean Ltd. since May 1997 and a general manager since March 1998, COO, secretary and a director of Hila since its inception in 2001, COO and a director of Batim Bartech since inception in 1999 and a director and chief operating officer of Hotel Outsource Services, Inc. since September 2001. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

ZEEV DANZIGER, 56, has been a director of HOMI since February 4, 2002 and a director of BTM since May 5, 2003. Since May 2000, Mr. Danziger has served as a financial advisor for companies located in Israel. From 1972 to 2000 he worked at Leumi Bank in Israel, in which he spent 13 years as a manager in the corporate division. Mr. Danziger was credit manager of Bank Leumi's North Tel-Aviv banking division in 1999. Mr. Danziger received a Bachelor of Science in Chemistry, a Bachelor of Social Sciences in economics, and a Master degree of Business Administration (MBA), from Tel Aviv University in Israel.

DANIEL GOLAN, 59, has been CEO and a director of Batim Bartech since 1999. He has served as a marketing consultant for various businesses since 1998. From 1988 to 1998 he practiced law in Tel Aviv. From 1984 to 1988 he served as counselor for economic and commercial affairs in the Israeli embassy in South Africa. Mr. Golan received degrees in economics, statistics and law from the Hebrew University in Jerusalem.

RODIA MIHALI, 63, has been a director of HOMI since February 2004. For the past 20 years, he has served as a consultant for various businesses in the United States and Europe..

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following persons are officers, directors and/or beneficial owners of 10% or more of HOMI's common stock that have not filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during prior fiscal years.

---------------------------------------------------------------------------------------------------------
                                                      Number of transactions
                                                      not filed on timely
Name                        Number of Late reports    basis                     Failure to file form
---------------------------------------------------------------------------------------------------------
Jacob Ronnel                           0                         0                         2
---------------------------------------------------------------------------------------------------------
Ariel Almog                            0                         0                         2
---------------------------------------------------------------------------------------------------------
Zeev Danzinger                         0                         0                         2
---------------------------------------------------------------------------------------------------------
Rodia Mihali                           0                         0                         2
---------------------------------------------------------------------------------------------------------
Benzion Perko                          0                         0                         2
---------------------------------------------------------------------------------------------------------

HOMI has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. HOMI will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

HOMI does not have a separately designated standing audit committee. The entire board of directors acts as its audit committee.

ITEM. 10   EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Directors will be reimbursed for the expenses they actually incur in attending board meetings. Directors will not be paid a fee for their service or attendance at board meetings but may receive remuneration in the future. HOMI has agreed issue Mr. Rodia Mihali options to purchase up to 1,000,000 shares of HOMI common stock at $.50 per share. These options shall be issued 40,000 per month for 25 months and expire 30 days after the last issuance. As of April 1, 2004, Mr.
Mihali had been issued 0 options. To date, directors have received no compensation.

HOMI intends to adopt an Employee Stock Option Plan for management and key employees in which between 2,000,000 and 3,000,000 options would be issued. However as of the date of this report, no such plan has been adopted.

              ANNUAL COMPENSATION            LONG-TERM COMPENSATION
              --------------------           ----------------------
                                                         AWARDS
                                                       RESTRICTED

                                                     OTHER ANNUAL STOCK
                                                     COMPENSATION AWARD(S) OPTIONS
OFFICER                  YEAR       SALARY($)        BONUS ($)         $                $             $
------------
Jacob Ronnel
                         2001       $26,000
                         2002       $61,920
                         2003       $100,000

Ariel Almog
                         2001       $66,000
                         2002       $117,500
                         2003       $130,200

Daniel Golan
                         2001       $0
                         2002       $24,000
                         2003       $41,000

Zeev Danziger
                         2001       $0
                         2002       $0
                         2003       $13,200


Pursuant to Ariel Almog's employment agreement with HOS, Mr. Almog is to receive an annual base salary of $80,000 per year as Chief Operating Officer, commencing June 2002. Mr. Almog will be entitled to annual performance-based bonuses. Mr. Almog also receives $1,000 per month for medical insurance, matching 401(k) contributions up to 5% of his base salary, a housing allowance of between $2,500 and $2,700 per month, $1,300 per month child education allowance, a car, and a one-time relocation allowance of $5,000. HOS may terminate this employment agreement upon 90 days written notice."

Commencing in April 2002, Mr. Almog has been receiving an annual gross salary of $80,000 per year from HOS, plus up to $70,000 in expenses from HOS.

According to the employment agreement entered into by Jacob Ronnel and HOS which commenced June 2002, Mr. Ronnel shall serve as Chief Executive Officer at $80,000 per year; however, Mr. Ronnel received only 50% of his base salary ($40,000 per year) until June 2003, and resumed his $80,000 per year salary in July 2003. Mr. Ronnel is entitled to an annual performance-based bonus. HOS may terminate this agreement upon 90 days written notice.

Since April 2002, Jacob Ronnel has been receiving an annual salary of $40,000 from HOS and $40,000 per annum from BTM. Since July 2003, Jacob Ronnel has been receiving an annual salary of $40,000 from HOMI, as well.

From January 2002 to July 2003, Daniel Golan received an annual salary of $24,000 from Batim Bartech. Commencing in August 2003, Mr. Golan has been receiving an annual salary of $41,000.

According to the employment agreement entered into by Zeev Danziger and HOMI which commenced July 2003, Mr. Danziger shall serve as Chief Financial Officer at $2,250 per month. HOMI may terminate this agreement upon 90 days written notice.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of December 31, 2003, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

                  more than 5% of the outstanding shares of our common stock; each of our officers and directors; and all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial             Number of Shares           % Beneficially
Owner                                       Beneficially Owned         Owned
--------------------------------            ------------------         ---------------
Jacob Ronnel                                3,326,917                  14.46%
21 Hasvoraim Street
Tel Aviv, Israel
--------------------------------            ------------------         ---------------
Ariel Almog                                 3,326,917                  14.46%
224 Maypoint Drive,
San Raphael, CA
--------------------------------            ------------------         ---------------
Blackborn Consulting (1999) LTD.(1)         3,326,917                  14.46%
25 HaMerad Street
Tel Aviv, Israel
--------------------------------            ------------------         ---------------
Daniel Golan                                200,000                    .9%
406c Sandhurst Gardens, Sandton
Johannesburg, South Africa
--------------------------------            ------------------         ---------------


Zeev Danziger                               0                          0%
Zalman Shneor 7
Herzlia, Israel
--------------------------------            ------------------         ---------------
Rodia Mihali(3)                             1,080,000                  4.3%
21 Neher St
Munich
Germany
--------------------------------            ------------------         ---------------
All officers and directors as a             8,033,834                  34.58%(2)
group (5 people)

(1) The beneficial owner of the securities held by Blackborn Consulting is Mr. Benzion Perko, 17 Alterman Street, Kfar-Saba, Israel. Mr. Perko acquired an additional 500,000 shares in March 2004.

(2) Mr. Golan owns these shares through Ice Maiden International Ltd., of which he is the beneficial owner.

(3)   Includes options to purchase 80,000 over the next 60 days.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2003, Cassel Economic and Financial Consultants Ltd. accrued $79,274 for rent of executive offices and office services. Benzion Perko, a controlling shareholder of HOMI, is the control person of Cassel Economic and Financial Consultants Ltd. The outstanding liability as of December 31, 2003 is $101,532.

In the year ended December 31, 2003, Mr. Benzion Perko lent HOMI a total of $557,000 through two companies which he controls: Paroz Promotion and Investing Ltd and Coventry Promotion and Investing Ltd. The outstanding balance as of December 31, 2003 is $423,000. The terms of the loans have not been yet determined.

In the year ended December 31, 2003, Calderstone Investment Ltd., a shareholder of HOMI, lent HOMI $33,960, all of which was outstanding at December 31, 2003. The terms of this loan have yet to be determined.

In 2003, a subsidiary of HOMI loaned Daniel Golan (through Batim Homes Ltd) RAND 23,285 (approximately $3,500). As of December 31, 2003, the balance of this loan was $3,500. Additionally, in 2003, Daniel Golan, a shareholder of HOMI, and director and officer of Batim Bartech lent Batim Bartech $16,000. As of December 31, 2003 the balance owed is RAND 1,515,158 (approximately $230,000)

On December 1, 2003, Jacob Ronnel and Ariel Alomg, officers and directors of HOMI, each loaned the company $150,000. Interest on this loan accrues 4% per annum. The loans and interest are due on December 1, 2008.

In February 2004 HOMI entered into a retainer agreement with Joseph Stabholz, pursuant to which HOMI agreed to issue 150,000 shares of its common stock at a deemed value of $45,000, and to pay Mr. Stabholz a monthly fee of $3,000.

On February 2004 HOMI signed a consultancy agreement with Benzion Perko. In consideration of the services rendered by Mr. Perko, HOMI issued to 500,000 shares at a deemed value of $150,000. In addition HOMI will pay to Perko a monthly consulting fee of $3,000 plus VAT.

In March 2004, HOMI entered into an agreement with Mr. Avraham Bahry, a shareholder of HOMI, and Mr. Rodia Mihali, a director and shareholder of HOMI, pursuant to which Mr. Bahry and Mr. Mihali lent the Company $300,000 bearing interest at the annual rate of LIBOR for six months plus 1%. This loan is due June 30, 2004, but may be converted into shares of HOMI's common stock in the event HOMI engages in a right offering or other offering of securities.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

      2.1   Acquisition  Agreement  between  Benjamin  Acquisitions,   Inc.  and
            Bartech Mediterranean International, Ltd. (1) (2)
      3.1   Certificate of Incorporation (1) (2)
      3.1A  Certificate of Amendment to Certificate of Incorporation(1) (2)
      3.2   By-Laws (1) (2)
      10.1  BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)
      10.2  BTM-BSI Agreement for South Africa (1) (3)
      10.3  HOS-BTM Stock Purchase Agreement((1) 3)
      10.4  HOS-BTM Stockholders' Agreement (1) (3)
      10.5  HOS-BTM Option (1) (3)
      10.6  HOS Purchase Option Agreement (1) (3)
      10.7  Bank Leumi Credit Agreement (1) (3)
      10.8  Bank Leumi Promissory Note (1) (3)
      10.9  Bank Leumi Security Agreement (1) (3)
      10.10 Assignment by BTM to Protel Bilgisayar Limited Sirketi (1) (3)
      10.11 Agreement between BTM and  Intercontinental  Hotels  Corporation (1)
            (4)
      10.12 Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
      10.13 Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)
      10.14 Employment Agreement between HOS and Ariel Almog (1) (5)
      10.15 Employment Agreement between HOS and Jacob Ronnel (1) (5)
      10.16 Agreement with Rodia Mihali (1) (6)
      10.17 Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
      10.18 Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
      10.19 Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)
      14.0  Code of Ethics
      21.0  Subsidiaries(3)
      24.0  Consent of Staley Okada and partners
      31.1 Certification of Zeev Danzinger and Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
      32.1 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

-------------------------------------------------------------------------------
(1)   Incorporated by reference.
(2) Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.
(3) Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.
(4) Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.
(5) Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.
(6) Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.
(7)   Incorporated by reference from Form 8-K filed April 8, 2004.

(b) A Form 8-K was filed on March 18, 2004 with respect to the change in accountants. A Form 8-k was filed on April 8, 2004 with respect to loan agreements entered into between HOMI and certain officers and directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

By: /s/ Jacob Ronnel                                 Dated:  April 14, 2004
   -----------------
      Jacob Ronnel, President, Chief Executive Officer



In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Jacob Ronnel                                     Dated:   April 14, 2004
--------------------------------
Jacob Ronnel, President, Director


/s/ Ariel Almog                                      Dated: April 14, 2004
--------------------------------
Ariel Almog, Secretary, Director


/s/ Zeev Danziger                                    Dated:  April 14, 2004
--------------------------------
Zeev Danziger, CFO, Director


/s/ Rodia Mihali                                     Dated:  April 14, 2004
--------------------------------
Rodia Mihali, Director

                          HOTEL OUTSOURCING MANAGEMENT

                       INTERNATIONAL INC. AND SUBSIDIARIES

                      (FORMERLY: BENJAMIN ACQUISITION INC.)



                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003





                                      INDEX

                                                                    PAGE
                                                                 ---------

          REPORT OF INDEPENDENT AUDITORS                            2-3

          CONSOLIDATED BALANCE SHEET                                4-5

          CONSOLIDATED STATEMENTS OF OPERATIONS                      6

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              7

          CONSOLIDATED STATEMENTS OF CASH FLOWS                     8-9

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS           10-28




                        - - - - - - - - - - - - - - - - -

STALEY, OKADA & PARTNERS                     Suite 400 - 889 West Pender Street
                                                  Vancouver, BC Canada  V6C 3B2
                                                               Tel 604 694-6070
                                                               Fax 604 585-3800
                                                           info@staleyokada.com
                                                            www.staleyokada.com




                          INDEPENDENT AUDITORS' REPORT

                             to the Shareholders of

                 HOTEL OUTSOURCING MANAGEMENT INTERNATIONAL INC.

                      (Formerly: Benjamin Acquisition Inc.)


      We have audited the accompanying consolidated balance sheet of Hotel Outsourcing Management International Inc. (Formerly: Benjamin Acquisition Inc.) (the "Company") and its subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                     "Staley, Okada & Partners"


Vancouver, Canada                                    Staley, Okada and Partners
March 30, 2004

                         REPORT OF INDEPENDENT AUDITORS

                             TO THE SHAREHOLDERS OF

                 HOTEL OUTSOURCING MANAGEMENT INTERNATIONAL INC.

                      (FORMERLY: BENJAMIN ACQUISITION INC.)


      We have audited the accompanying consolidated balance sheet of Hotel Outsourcing Management International Inc. (Formerly: Benjamin Acquisition Inc.) (the "Company") and its subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and the consolidated results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.




Tel-Aviv, Israel                                      KOST FORER & GABBAY
June 15, 2003                                  A Member of Ernst & Young Global

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS


                                                     DECEMBER   DECEMBER
                                                        31,        31,
                                            NOTE       2002       2003
                                          --------   --------   --------

       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              162        137
   Short-term bank deposits                                26         19
   Trade receivables                                       88        195
   Related parties                               3        106         23
   Other accounts receivable                                9         97
   Inventories                                             81         98
                                                     --------   --------

Total Current assets                                      472        569
                                                     --------   --------

LONG-TERM INVESTMENTS AND RECEIVABLES:
   Investments in an affiliated company          4         13         13
   Severance pay fund                                      16         23
   Trade receivables                                      -.-         47
                                                     --------   --------

                                                           29         83
                                                     --------   --------


PROPERTY AND EQUIPMENT, NET:                     5
   Minibars                                             1,627      2,451
   Other property and equipment                            15         38
                                                     --------   --------

                                                        1,642      2,489
                                                     --------   --------

OTHER ASSETS:
   Contract rights, net                          6         49         56
                                                     --------   --------

Total Assets                                            2,192      3,197
                                                     ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,  DECEMBER 31,
                                                                                NOTE          2002          2003
                                                                              ----------   ----------    ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term bank credit                                                              7          188           347
   Current maturities of long-term loans from banks and others                         9          265           365
   Trade payables                                                                                 102           130
   Shareholders loans                                                                16h          329           573
   Other accounts payable and accrued expenses                                         8          208           403
                                                                                           ----------    ----------

Total current liabilities                                                                       1,092         1,818
                                                                                           ----------    ----------

LONG-TERM LIABILITIES:

   Long-term loans from banks and others                                               9          771         1,029
   Accrued severance pay                                                                           17            25
   Deferred taxes                                                                     15           18            19
                                                                                           ----------    ----------

                                                                                                  806         1,073
                                                                                           ----------    ----------

COMMITMENTS AND CONTINGENT LIABILITIES                                                10

MINORITY INTEREST                                                                                 154           233
                                                                                           ----------    ----------

STOCKHOLDERS' EQUITY:
   Share capital -                                                                    11

      Preferred - Authorized: 5,000,000 shares as of December 31, 2003 and 2002;
         Issued and outstanding: 0 shares
      Common stock of $ 0.001 par value - Authorized: 30,000,000 shares as of
         December 31, 2003 and 2002; Issued and outstanding - 23,000,000 shares as of December 31, 2003 and 22,000,000 as of
         December 31, 2002                                                                         22            23
   Additional paid-in capital                                                                     867         1,579
   Accumulated other comprehensive income                                                          10            34
   Accumulated deficit                                                                           (759)       (1,563)
                                                                                           ----------    ----------

Total stockholders' equity                                                                        140            73
                                                                                           ----------    ----------

Total liabilities and stockholders' equity                                                      2,192         3,197
                                                                                           ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                       NOTE         2001           2002            2003
                                                     ---------   -----------    -----------    -----------

Revenues                                                    12           607            683          1,189
Cost of revenues                                                        (476)          (473)          (868)
                                                                 -----------    -----------    -----------

Gross profit                                                             131            210            321

Operating expenses:
   Selling and marketing                                                 (40)           (34)           (13)
   General and administrative                                           (171)          (487)          (920)
                                                                 -----------    -----------    -----------

Operating loss                                                           (80)          (311)          (612)
Financial expenses, net                                     13           (57)           (49)          (187)
Other expenses                                              14           -.-            (85)          (110)
                                                                 -----------    -----------    -----------

Loss before taxes on income                                             (137)          (445)          (909)
Taxes on income (benefit)                                   15            32            (60)            24
                                                                 -----------    -----------    -----------

                                                                        (105)          (505)          (885)
Equity in earnings (losses) of affiliated companies                        8             (9)            --
Minority interest in losses of subsidiaries, net                           3             35             81
                                                                 -----------    -----------    -----------

Net loss                                                                 (94)          (479)          (804)
                                                                 ===========    ===========    ===========

Basic and diluted net loss per share                                  (0.008)        (0.022)        (0.035)
                                                                 ===========    ===========    ===========

Weighted average number of shares used in computing
   basic and diluted net loss per share                           11,850,000     21,816,667     22,512,329
                                                                 ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARES DATA)

                                 NUMBER OF                                    ACCUMULATED                    OTHER
                                 SHARES OF            ADDITIONAL RECEIVABLES     OTHER                   COMPREHENSIVE    TOTAL
                                  COMMON      SHARE    PAID-IN    ON ACCOUNT COMPREHENSIVE  ACCUMULATED      INCOME    STOCKHOLDERS'
                                  STOCK      CAPITAL   CAPITAL    OF SHARES  INCOME (LOSS)     DEFICIT       (LOSS)      EQUITY
                                -----------  -------  ---------- ----------- -------------  -----------  ------------- ------------
Balance as of January 1, 2002    22,000,000      22       867        (220)             (39)        (280)           --         350

   Payment of receivables on
     account of shares                   --      --        --         220               --           --            --         220
   Foreign currency translation
     adjustments                         --      --        --          --               49           --            49          49
   Net loss                              --      --        --          --               --         (479)         (479)       (479)
                                -----------  ------   -------      ------    -------------  -----------  ------------   ---------

   Total comprehensive loss                                                                                      (430)
                                                                                                         ============

Balance as of December 31, 2002  22,000,000      22       867          --               10         (759)           --         140

   Issuance of share capital      1,000,000       1       499          --               --           --            --         500
   Foreign currency translation
     adjustments                         --      --        --          --               24           --            24          24
   Capital Reserve in accord
     with issuance of shares
     TO consultants                      --      --       213          --               --           --            --         213
   Net loss                              --      --        --          --               --         (804)         (804)       (804)
                                -----------  ------   -------      ------    -------------  -----------  ------------   ---------
   Total comprehensive loss                                                                                      (780)
                                                                                                         ============

Balance as of December 31, 2003  23,000,000      23     1,579          --               34       (1,563)                       73
                                ===========  ======   =======      ======    =============  ===========                 =========


The accompanying notes are an integral part of the consolidated financial statements

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     2001           2002          2003
                                                                                 ------------   ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              (94)          (479)          (804)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       77            152            224
       Compensation expense resulting from shares granted                                  --             --            213
       Increase (decrease) in accrued severance pay, net                                    4             (9)             1
       Accrued interest and linkage difference on loans, net                               --             (7)            66
       Equity in losses (earnings) of affiliated companies                                 (8)             9             --
       Loss on sale of property and equipment                                              --              2             --
       Minority interest in losses of subsidiaries, net                                    (3)           (35)           (81)
       Deferred income taxes, net                                                         (32)            50             (4)
       Decrease (Increase) in inventories                                                   4            (18)           (12)
       Decrease (Increase) in trade receivables                                            10            (25)           (18)
       Decrease (increase) in related parties                                             (33)           (72)            88
       Decrease (increase) in other accounts receivable                                    (7)            23            (78)
       Increase (Decrease) in trade payables                                              (20)            61             25
       Increase (decrease) in other accounts payable and accrued expenses                  64             18            (32)
                                                                                 ------------   ------------   ------------

Net cash used in operating activities                                                     (38)          (330)          (412)
                                                                                 ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (40)          (940)          (826)
   Proceeds from sale of property and equipment                                            --             15             --
   Short-term bank deposits, net                                                           --            (26)             7
   Long-term loan to an affiliate                                                         (70)            --             --
   Acquisition of  a subsidiary                                                             7             --             --
   Short-term loans to a shareholder                                                       --            (32)            --
                                                                                 ------------   ------------   ------------

Net cash used in investing activities                                                    (103)          (983)          (819)
                                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares, net                                                                 26             --            500
   Issuance of shares to minority in subsidiary                                            --            193            154
   Proceeds from convertible loans                                                        400             --             --
   Payment of receivables on account of shares                                             --            220             --
   Proceeds from long-term loans from banks and others                                     --            567            197
   Repayment of long-term loans from banks and others                                    (153)          (171)          (294)
   Proceeds from loans from shareholders                                                   --            329            522
   Short-term bank credit, net                                                            225            (51)           119
                                                                                 ------------   ------------   ------------

Net cash provided by financing activities                                                 498          1,087          1,198
                                                                                 ------------   ------------   ------------

Effect of exchange rate changes on cash and cash equivalents                               (2)            12              8
                                                                                 ------------   ------------   ------------

Increase (Decrease) in cash and cash equivalents                                          355           (214)           (25)
Cash and cash equivalents at the beginning of the year                                     21            376            162
                                                                                 ------------   ------------   ------------

Cash and cash equivalents at the end of the year                                          376            162            137
                                                                                 ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS



 (a)         Fair value of assets acquired and liabilities assumed at the date of acquisition:    YEAR ENDED DECEMBER 31, 2001
                                                                                                  ----------------------------
                Working capital, net (excluding cash and cash equivalents)                                     (39)
                Property and equipment                                                                        (169)
                Contract rights                                                                                (53)
                Long-term loan                                                                                  90
                Investment in an affiliate prior to consolidation                                              141
                Minority interest                                                                              (13)
                                                                                                  -----------------------------

                                                                                                               (43)
             Issuance of common stock                                                                           50
                                                                                                  -----------------------------

             Acquired cash and cash equivalents                                                                  7
                                                                                                  =============================



 Supplemental cash flow activities:                                                 YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              2001            2002           2003
                                                                           ----------      ----------    -----------
 (a) Non-cash transactions:
           Purchase of property and equipment                                  79               63            288
                                                                           ==========      ==========    ===========
           Shares issued to acquire HOMI through deemed conversion of
              convertible loans                                               400               --             --
                                                                           ==========      ==========    ===========

 (b)       Cash paid during the year for interest                              36               61            121
                                                                           ==========      ==========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S.  DOLLARS  IN  THOUSANDS  (EXCEPT  SHARE  DATA)

NOTE 1:-    ORGANIZATION  AND PRINCIPAL ACTIVITIES

      a. Hotel Outsourcing Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. The Company changed its name from Benjamin Acquisitions Inc. in January 2002.

            Pursuant to the terms of an Agreement and Acquisition Plan (hereinafter - the "Agreement") dated December 28, 2001 between HOMI, Bartech Med and its shareholders, HOMI issued 12 million shares to the shareholders of Bartech Med in exchange for all of the outstanding share capital of Bartech Med, thus converting Bartech Med into a wholly owned subsidiary of HOMI.

            HOMI had been inactive since inception, and was only involved in raising capital from investments. Prior to signing the Agreement, HOMI granted Bartech Med convertible loans that were converted into Bartech Med capital upon signing the Agreement. The acquisition plan between HOMI and Bartech Med was an acquisition by a non-operating corporation (HOMI) of an operating company (Bartech Med) that resulted in the owners and management of the operating company having operating control (54.5%) of the combined company subsequent to the transaction. The transaction has been accounted for as a "reverse acquisition" whereby Bartech Med (the accounting acquirer) is deemed to have acquired HOMI (the legal acquirer). Because HOMI was a non-operating shell company with nominal assets and Bartech Med was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of HOMI, accompanied by a recapitalization and no goodwill or other intangible assets were recorded. Comparative figures reflect the operations of Bartech Med.

            The Company registered 7,566,032 shares on the OTCBB and commenced trade on February 25, 2004.

      b. Bartech Mediterranean Ltd. ("Bartech Med") was incorporated under the laws of Israel in 1997. Bartech Med is a provider of services to hotels. Bartech Med is the exclusive distributor of Bartech Systems International and Bartech EMEA SARL (together: "Bartech Int.") in Israel, Jordan and Turkey (see Note 10b). Bartech Int. is a manufacturer of computerized minibars for hotels. Since inception, Bartech Med has sold and installed computerized minibars in hotels. In 1999, Bartech Med expanded its scope of operations to purchasing minibars and signing exclusive outsourcing agreements with hotels for the provision and operation of the minibars. The hotels receive a monthly commission computed as a percentage of the revenues. In addition, Bartech Med operates through subsidiaries and affiliates. For a description of Bartech Med's subsidiaries and affiliates see
            Note 1c. The Company is dependent upon a sole supplier (Bartech Int.) to provide minibars custom built to client specifications. Failure of this supplier to supply the Company with products in a timely and satisfactory manner or termination of the exclusivity agreement could adversely effect the financial condition and operating results of the Company see Note 10b. As for geographic markets and major customers see Note 12. Hereinafter, HOMI and Bartech Med will be referred to as "the Company".

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S.  DOLLARS  IN  THOUSANDS  (EXCEPT  SHARE  DATA)

NOTE 1:-  ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT.)

c.    Subsidiaries and Affiliates of the Company:

      1. Commencing with the end of 1999, a 50% owned Israeli affiliate operates minibars in one hotel in Israel.

      2. Commencing with the year 2000, a wholly owned Israeli subsidiary operates minibars in one hotel in Eilat, Israel. In June 2003, the wholly owned subsidiary terminated the contract with the hotel and has been inactive since see Note 17d.

      3. Commencing with the year 2000, a 50% owned affiliate commenced operations in South Africa. As of December 31, 2003, this company operates minibars in 3 hotels in Johannesburg and Cape Town. Bartech Med's holdings in this affiliate are via its 100% ownership of a company incorporated in the British Virgin Islands.

            On October 1, 2001, the Company purchased an additional 10% of the shares of the affiliate in South Africa increasing its ownership interest to 60%. Henceforth, operations of the subsidiary have been included in the consolidated financial statements of the Company. Since this acquisition was completed after June 30, 2001, it is subject to the accounting under Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combination" and SFAS No. 142 "Goodwill and Other Intangible Assets".

            The acquisition was accounted for in accordance with the purchase method of accounting. The purchase price consisted of 200,000 shares of the Company's shares of Common stock (total estimated fair value of $50 - based on last stock cash transaction in the Company). The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The purchase price was allocated mainly to contract rights of the subsidiary and will be amortized over a period of ten years commencing October 2001 (See Note 6).

      4. Commencing with the year 2001, through a wholly owned U.S. subsidiary, the Company formed a 70% owned subsidiary in the U.S. and commenced outsourcing operations in the U.S. In August 2002, the subsidiary completed installation and commenced operating minibars in a 805 rooms hotel in San Francisco. As of December 31, 2003, this company operates minibars in 2 hotels and is in the midst of installing in a third. The remaining 30% is held by Bartech Int. - the Company's major supplier of minibars (see Note 10d).

      5. Subsequent to balance sheet date, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe. First installation of minibars in Germany is expected by the end of March 2004.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S.  DOLLARS  IN  THOUSANDS  (EXCEPT  SHARE  DATA)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

      a.    Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      b.    Financial statements in U.S. dollars:

            The majority of the Company's sales is in dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

            The financial statements of a foreign subsidiary, whose functional currency is not the U.S. dollar, have been translated into U.S.
            dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported in a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

      c.    Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

      d.    Cash and cash equivalents:

            The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

      e.    Short-term bank deposits:

            The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits. Short-term deposits are presented at cost, including accrued interest. The deposits are in NIS and the weighted average interest rate in 2003 was 5%.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      f.    Inventories:

            Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow moving items. Cost is determined using the "first-in, first-out" method. Inventories are composed of the food products and drinks sold at the minibars in hotels.

      g.    Property and equipment:

            Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                                  %
                                                     --------------------------------------------------------
            Minibars                                 10% or over the term of the hotel agreement (mainly 8-10
                                                                 years), whichever is the shorter
            Computers and electronic equipment                                  15 - 33
            Office furniture and equipment                                        7

      h.    Other assets:

            Contract rights for operating minibars in hotels in South Africa are amortized using the straight-line method over the contracts periods with the hotels - 10 years.

      i.    Impairment of long lived assets:

            The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

            As of December 2002 and December 2003, no impairment losses have been identified.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      j.    Revenue recognition:

            Revenues are mainly derived from operating minibars through exclusive long-term revenue sharing agreements with hotels. Also the Company assigned its exclusive rights for marketing Bartech Int. products in Turkey to a Turkish company.

            Revenues from product sales derived from outsourcing activity (minibar's content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel's portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable and collectibility is probable. The Company determines such revenues by receiving confirmation of sales from hotels using its minibars (see Note 10a). Revenues from these operations for the years ended December 31 2002 and 2003 amounted to $ 683 and $ 1,172, respectively.

            Revenues from royalties earned from minibar sales due from a Turkish company, under the assignment of the exclusive marketing rights of Bartech Int. in Turkey, are determined based on a specific percentage of its revenues, and recognized when such royalties are reported to the Company (See Note 10b). Revenues from royalties for the years ended December 31, 2002 and 2003 were $ 0 and $ 17, respectively.

            There were no revenues from any other sources for the years ended December 31, 2002 and 2003.

      k.    Investments in affiliates:

            The investment in companies over which the Company can exercise significant influence (generally, entities in which the Company holds 20% to 50% of ownership or voting rights) is presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate. Where the Company's share of an affiliate's losses is greater than the investment in such an affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability.

      l.    Start-up and pre-operating costs:

            Start-up and pre-operating costs are expensed as incurred in accordance with SOP 98-5 "Reporting on the Costs of Start-Up Activities".

      m.    Accounting for stock based compensation:

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

            During the year ended December 31, 2003 and as at December 31, 2003 the Company had no options outstanding.

      n.    Income taxes:

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

      o.    Concentrations of credit risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents is invested in interest bearing dollar and dollar-linked instruments or in NIS deposits and South African Rand bearing interest with major Israeli, U.S. and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

            The Company performs ongoing credit evaluations of its customers and generally does not require collateral. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary for the years ending December 31, 2002 and 2003.

            The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign currency hedging arrangements.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      p.    Severance pay:

            The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability in Israel is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

            The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

            Severance pay expenses for the years ended December 31, 2002 and 2003 amounted to $ 19 and $11, respectively.

      q.    Basic and diluted net loss per share:

            Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").

            Shares issued at par value are recorded as outstanding shares for all reported periods in the same manner as stock issued as a stock dividend or a stock split. All share and per share amounts have been retroactively adjusted to reflect such issuance.

      r.    Fair value of financial instruments:

            The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and long-term loans from banks and others.

            In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair value of long-term loans also approximates the carrying value, since they bear interest at rates approximating the prevailing market rates.

      s.    Impact of recently issued accounting standards:

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issue regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

            In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations and does not expect the adoption of FIN 46 to have a material impact on its results of operations on financial position.

            In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are required to be included in the summary of significant accounting policies. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

            In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

NOTE 3:- RELATED PARTIES

                                                       DECEMBER 31,                  DECEMBER 31,
                                                           2002                          2003
                                                ---------------------------     -----------------------

            Shareholders (see Note 16h) (1)                75                               5
            Affiliate (see Note 16c) (2)                   31                              18
                                                ---------------------------     -----------------------

                                                          106                              23
                                                ===========================     =======================

            (1) The balance is a loan in South African Rands, and bears annual interest of 10.75 %.

            (2)   The balances bear no interest.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 4:- INVESTMENTS IN AN AFFILIATED COMPANY

Total investments in an affiliated company                 13        13
                                                     ========  ========

(a) Composition:
             Net equity as at purchase date                 1         1
             Changes commencing with purchase date:
             Accumulated profits                           12        12
                                                     --------  --------

                                                           13        13
                                                     ========  ========

NOTE 5:- PROPERTY AND EQUIPMENT, NET
                                       DECEMBER 31,  DECEMBER 31,
                                           2002          2003
                                       ------------  ------------
Cost:
   Minibars                                   1,878         2,862
   Vehicle                                       --            27
   Computers and electronic equipment            22            25
   Office furniture and equipment                14            14
                                       ------------  ------------

                                              1,914         2,928
                                       ------------  ------------
Accumulated depreciation:
   Minibars                                     251           411
   Vehicle                                       --            --
   Computers and electronic equipment             9            17
   Office furniture and equipment                12            11
                                       ------------  ------------

                                                272           439
                                       ------------  ------------

Depreciated cost                              1,642         2,489
                                       ============  ============

Depreciation expenses amounted to $ 147 and $217 for the years ended December 31, 2002 and 2003, respectively.
Transfer of title regarding 485 minibars was not completed as of December 31,2003 due to dispute with South African customs. As for liens, see Note 10f.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 6: - CONTRACT RIGHTS, NET
                                DECEMBER 31,   DECEMBER 31,
                                   2002            2003
                                ------------   ------------

Cost                                      53             53
Accumulated amortization                  (7)           (12)
Effect of exchange rate change            (3)            15
                                ------------   ------------

                                          49             56
                                ============   ============

            Amortization expenses amounted to $ 5 and $ 7 for the years ended December 2002 and 2003, respectively. The expected amortization expenses for the next 5 years are $ 7 per year.

            Also see Notes 1c and 2h.


NOTE 7:- SHORT-TERM BANK CREDIT

            As of December 31, 2003, the Company and its subsidiaries have authorized credit lines from a bank in the amount of $ 34, denominated in New Israeli Shekels (NIS) and bearing interest at the rate of Prime + 3%.

            An amount of $37 is outstanding at December 31, 2003. The Company pays quarterly fees for maintaining its credit line at the rate of 0.375%. Credit line expired on March 31, 2004.


NOTE 8:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    DECEMBER 31,  DECEMBER 31,
                                                        2002          2003
                                                    ------------  ------------

Payables in respect of "revenue sharing" agreement            83            38
Payables for property and equipment                           63           288
Accrued expenses                                               9            43
Employees and payroll accruals                                14            16
Government authorities and others                             39            18
                                                    ------------  ------------
                                                             208           403
                                                    ============  ============

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 9:- LONG-TERM LOANS

                   a. Composed as follows:

                                                                         ANNUAL     DECEMBER 31,  DECEMBER 31,
                                                                     INTEREST RATES     2002          2003
                                                                     -------------- ------------  ------------
                              From Banks:
                                 In NIS                                    8%            --           151
                                 In U.S. dollars                          10%           541           440
                                 In U.S. dollars or linked thereto    Libor +2.25%      254           147
                                 In Euros                                 9.7%          130           126

                                                                                    ------------  ------------
                                                                                        925           864
                                                                                    ------------  ------------
                              From Shareholders:                                        111           530
                                                                                    ------------  ------------
                              Total                                                   1,036         1,394
                              Less-current maturities                                  (265)         (365)
                                                                                    ------------  ------------
                                                                                        771         1,029
                                                                                    ============  ============

            $300 of the $530 shareholder loan balances relate to agreements dated December 3, 2003. The agreements indicate that the $300 has no set repayment terms other than interest will be paid or accrued at 4% per annum. The agreement further states that should the balance remain outstanding as at December 31, 2008 and it is not possible to repay the loan, the loan will be prolonged on the same terms for an additional 5-year period. The remaining $230 of the shareholder loan balance relates to a loan made to a subsidiary by a shareholder who is also the minority shareholder of the South African subsidiary. The loan term is indefinite with no fixed terms of repayment and interest is charged at the same rate as the South African subsidiary pays on its overdraft. As at December 31, 2003 this rate was 11.5%. The shareholder loans have all been classified as long term as each shareholder has confirmed that repayment will not be required for at least 1 year

      b. Aggregate maturities of long-term loans for years subsequent to December 31, 2003 are as follows:

            Year               AMOUNT
                              --------
            2004                365
            2005                272
            2006                117
            2007                110
                              --------

                                864
                              ========

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES

      a. The Company and its affiliate have contractual obligations to hotels in regard to operating minibars in hotel rooms. These minibars are owned by the Company and its affiliate. Several hotels have a contractual purchase option granted which allows them to purchase and operate the minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.

      b. The Company is the exclusive distributor of Bartech Int. - manufacturer of computerized minibars (see Note 1) in Israel, Jordan and Turkey. The agreements with Bartech Int. have one year terms and automatically renewed for up to 3 years ending December 31, 2003 if neither party gives termination notice. There are distribution or revenue milestones, which, if not achieved, permit Bartech Int. to terminate the exclusivity of the Company. In 2001 the company did not meet the marketing targets but the contract was renewed and no targets were set for 2002 and 2003. The terms were renewed for an additional year ending December 31, 2004 with no milestones required.

            The Company assigned its exclusive rights for marketing Bartech Int. products in Turkey to a Turkish company and collects royalties from the Turkish company's sales of these products.

      c. In 1998, the Company entered into a "revenue sharing" agreement to operate minibars in one hotel. As consideration for the minibars, the other company is entitled to receive a percentage of the Company's proceeds received from that hotel during six years commencing in 1999. The other company's share in revenue in regard with this agreement, which was not yet paid during the reporting periods was recorded as "payables in respect of revenue sharing agreement" in the amounts of $ 38 in the year 2003.

      d. In October 2001, the Company established a wholly owned subsidiary in the United States. The wholly owned subsidiary established another U.S. company - Hotel Outsourcing Services Inc. (hereinafter
            HOS) to provide outsourcing services to hotels using minibars manufactured by Bartech Int. (manufacturers of minibars - see Note
            1). The Company currently owns 70% of HOS and Bartech Int. hold 30%. Both sides contributed their equity participation in cash during February 2002 and additional equity participations in 2002 and 2003. Total equity participation as of December 31, 2003 was in the amount of $ 1,157.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 10:-          COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)


            Bartech Int. will not refer outsourcing leads in the U.S. to any person other than HOS and will not, without the Company's consent, knowingly sell, rent or license its minibars in the U.S. to any person who intends to use them in outsourcing for hotels; provided, that Bartech Int. may refer outsourcing leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsourcing vendors other than HOS, or (ii) to which HOS is not able or not willing to provide outsourcing.

            As part of the shareholders agreement, the minority shareholders (Bartech Int) were awarded several consent rights in regard with certain transactions such as disposition of assets and capital raising issues. The shareholders' agreement does not provide Bartech Int with any consent rights regarding operational issues such as approval of annual budget and executive compensation or employment of management personnel.

            HOS purchases minibars from Bartech Int. at a 15% discount from its then current US price list. First installation was completed in July 2002.

            Bartech Int., was granted on October 1, 2001 an option, according to which, during the eighteen months subsequent to its purchasing 30% of HOS, will have an option to increase its holdings in HOS up to 50% in consideration of the purchase price per share that equals to the equity value per share (the equity value is the aggregate dollar amount of equity capital contributions made prior to the exercise of the option, divided by the number of shares then outstanding). If the option is exercised after 12 months from the grant date the purchase price shall be 115% of the equity value. This option expired and was not exercised.

            Also on October 1, 2001 an option was granted that, subsequent to installation of at least 5,000 minibars in hotels in the U.S by HOS and for a period of 60 months thereafter, Bartech Int. shall have the option to purchase all shares issued by HOS for a price that shall reflect the value of the U.S. subsidiary according to the higher of (a) $2.25 multiplied by the number of minibars operated by HOS (minimum of $ 11,250) or (b) HOS net after tax income, determined in accordance with U.S. generally accepted accounting principles, for the 12 full months completed prior to the month the option is exercised, multiplied by 15.

      e. In April 2003, the Company signed a 10 year agreement with Bartech EMEA SARL according to which the Company will provide outsource services to hotels on an exclusive basis, in all European and other territories in which Bartech is active using Bartech minibars which the Company will purchase from Bartech.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

      f. Shareholders of the Company gave unlimited personal guarantees to a bank in respect of the Company liabilities. Total liabilities of the Company to the bank as of December 31, 2003 were in the amount of approximately $ 461 .

            A shareholder of the company participated in the U.S. 70% held subsidiary long term bank loan received in September 2002, in that he deposited $550 with the bank and that such funds represent the source of the loan. The subsidiary pays the bank and the shareholder receives from the bank a portion of the interest. In the event of the subsidiary default in its payments he may require the bank to assign him its rights in the loan, including all the security and collateral consisting of the equipment, all accounts and contract rights arising from the agreement with the hotel and the corporate guarantees given to the lending bank. The balance of the loan as of December 31, 2003 amounted to $440.

      g. Liens have been placed on all Company assets, including rights to receive amounts due from customers, in favor of banks as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2003 amount to approximately $ 1,185 .

      h. In April 2002, the company signed employment agreements with several of its senior officers who are also shareholders. The total annual consideration paid to these officers is approximately $245. The agreements also entitle the officers to bonuses. The formula of determining these bonuses is to be decided in the future. As of December 31, 2003, no bonuses are due. Additional agreements were signed with related parties subsequent to balance sheet date. See
            Note 17 b. .

      i. The company entered into an investment banking agreement by which in return for investment banking and related advisory services for one year ending October, 2004 the consultant will be due $10 in cash and 250,000 non restricted common stock at no consideration. The stock is to be issued when clearance for trade is received from the NASD. Such clearance was received in February 2004.

NOTE 11:- STOCKHOLDERS' EQUITY

            Stockholders' Rights:

            In the reverse acquisition, the historical outstanding shares of the legal acquirer are deemed to be the shares issued by the accounting acquirer. The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared.

            Preferred shares rights are yet to be determined.

            In December 2001, HOMI completed an issuance of 6.5 million shares of Common stock to private investors, thereby raising an amount of $ 650 of which $ 220 was paid in February 2002.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 11:- STOCKHOLDERS' EQUITY (CONT.)

            On December 28, 2001 HOMI issued 12 million shares of Common stock to the shareholders of Bartech Med in exchange for all the outstanding share capital of Bartech Med. These shares have been deemed to be the historically outstanding shares of Bartech Med in the reverse acquisition.

            In June 2003, the Company signed an agreement with an investor according to which the Company will issue to the investor 1,000,000 shares of Common Stock for $500. After the registration of the Company's shares on the OTCBB Stock Exchange, the Company will resolve to nominate the investor as a director in the Company.

            Subsequent to balance sheet date the company's board of directors authorized the Issuance of 750,000 shares of common stock to non-employees (of which 650,000 shares are to related parties), for services rendered up to date of issuance and 250,000 shares for future services see note 10i. In conjunction with the issuance of these 750,000 shares, the company recorded compensation expense of $213 thousand, which approximated fair market value at time of issuance.

            During the years 2001, 2002 and 2003, Bartech Med issued shares of Common stock as follows:

            In November 2001, 491,032 Common shares were issued to private investors at $ 0.42 per share for total proceeds of $ 209 of which $ 193 that were received in 2000.

            In October 2001, 200,000 shares of Common stock were issued as consideration for acquisition of an additional 10% interest in a South African affiliate at a value of the shares acquired of $50 (see Note 1c3)

            In November 2001, 11,245,528 shares of Common shares were issued to founders of Bartech Med at par value ($0.001). This issuance is reflected in a manner similar to a stock split effected as stock dividend in accordance with the provisions of SEC Staff Accounting Bulletin Topic 4d "Earnings per Computations in an Initial Public Offering". Therefore, all share and per share data were retroactively adjusted to reflect the issuance.

            HOMI considers adopting an Employee Stock Option Plan for management and key employees in which between 2,000,000 and 3,000,000 options would be issued. However as of March 2004, no such plan has been adopted.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 12:- CUSTOMERS AND GEOGRAPHIC INFORMATION

            The Company manages its business on a basis of one reportable segment (see Note 1a for a brief description of the Company's business) and follows the requirements of Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131").

            a. Major customers' data as a percentage of total sales to unaffiliated customers:

                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                               2001                    2002                     2003
                                                       --------------------   ----------------------   -----------------------
                              Customer A                       46%                    27.6%                     12.7%
                              Customer B                       14%                    17.7%                     11.1%
                              Customer C                       13%                     7.7%                     4.4%
                              Customer D                       12%                     7.4%                     4.0%
                              Customer E                        -                     20.5%                     31.3%
                              Customer F                        -                     11.7%                     7.4%

            b. Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                               2001                    2002                     2003
                                                       --------------------   ----------------------   -----------------------
                              Israel                           90%                     51%                       44%
                              USA                               -                      20%                       33%
                              South Africa                     10%                     29%                       23%
                                                       --------------------   ----------------------   -----------------------

                              Total                            100%                    100%                     100%
                                                       ====================   ======================   =======================

            c. As of December 31, 2003, $808 of the consolidated long-lived assets were located in South Africa and $308 were located in Israel and $ 1,373 in the USA.

NOTE 13:- FINANCIAL EXPENSES, NET

                                                                               YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                              2001                     2002                     2003
                                                       ------------------     ----------------------   -----------------------
                     Financial expenses, net:
                     Interest on long-term bank loans          51                       76                       94
                     Other, net                                 6                      (27)                      93
                                                       ------------------     ----------------------   -----------------------

                                                               57                       49                      187
                                                       ==================     ======================   =======================

NOTE 14:- OTHER EXPENSES

            Professional fee expenses were incurred in connection with the process of registration of the Company's shares in the stock exchange completed in August 2003.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 15:-          INCOME TAXES

      a. The subsidiaries in Israel are subject to a 36% corporate tax rate. The South African subsidiary is subject to a 30% corporate tax rate. The U.S. subsidiary is subject to a 15% -35% corporate tax rate.

      b. Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index. However, Paragraph 9(f) of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are remeasured from the local currency into U.S. dollars using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes.

      c. The subsidiary in the U.S. is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $50 taxable income the rate is 15%. In addition, a 9.3% California state tax is applicable.New York?

      d. As of December 31, 2003 Bartech Med and a subsidiary in Israel had approximately $ 836 Israeli net operating loss carryforwards. As of December 31, 2003, HOMI and a U.S subsidiary had approximately $ 785 U.S net operating loss carryforwards. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The loss carryforwards in Israel have no expiration date. As of December 31,2003 the South African subsidiary had net operating losses carryforwards of $ 82.

      e.    Deferred income taxes:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       2002           2003
                                                                   ------------   ------------

                  Operating loss carryforwards                          335            444
                  Temporary differences in regard to expenses and
                   property and equipment, net                          (45)           (119)
                                                                   ------------   ------------

                  Net deferred tax asset before valuation allowance     290            325
                  Valuation allowance                                  (308)          (344)
                                                                   ------------   ------------

                  Net deferred tax (foreign)                            (18)           (19)
                                                                   ============   ============

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 15:- INCOME TAXES (CONT.)

            As of December 31, 2003, the Company and its subsidiaries have provided valuation allowances of $ 344 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. In the year 2003, the valuation allowance increased by $ 36 . Deferred tax liability is presented in long-term liabilities.

      f.    Composition of income taxes:

                                                              YEAR ENDED DECEMBER 31,
                                                                ------------------  ------------------
                                                    2001               2002             2003
                                              ----------------  ------------------  ------------------
                              Current taxes          -            (10)                 -
                              Deferred taxes         32           (50)                24
                                              ----------------  ------------------  ------------------
                                                     32           (60)                24
                                              ================  ==================  ==================

      g.    Breakdown of losses (income) before taxes:

                              Israel                 86           258                  250
                              South Africa           51           (115)                82
                              U.S.A.                 -            302                  577
                                               --------------   ------------------   ------------------
                              Total                 137           445                  909
                                               ==============   ==================   ==================

      h. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

NOTE 16:- RELATED PARTIES

      a. The following transactions with shareholders are included in the financial statements as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                        2001                   2002                     2003
                                                 ------------------   ----------------------   -----------------------
                  Selling and marketing expenses         25             -                        -
                  General and administrative *)         105             261                      372
                                                 ------------------   ----------------------   -----------------------
                                                        130             261                      372
                                                 ==================   ======================   =======================
                  *)  Including officer salaries
                      and management fees               105             219                      298
                                                 ==================   ======================   =======================

      b.    Guarantees and participation of shareholders - see Note 10e.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY: BENJAMIN ACQUISITION INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 16:- RELATED PARTIES (CONT.)

      c. During the years 2002 and 2003, affiliated company paid the Company, reimbursement of expense and management fees in the amount of $ 38 and $15, respectively.

      d.    As for balances as of December 31, 2003 - see Note 3.

      e. Shareholder's loans amounting to $522 were received during the year 2003. Terms as to interest and repayment dates have not been determined.

      f.    As to shareholder stock based compensation see note 11.

      g. A subsidiary granted a loan to a shareholder amounting to $5 as of balance sheet date. The loan is in South African Rand and bears 10.75% annual interest (see Note 3).

      h. The minority shareholder of the Company's South African subsidiary has an outstanding loan to the subsidiary in the amount of $230 (Note 9a). In addition, as at December 31, 2003 the subsidiary had an advance of $5 to a company controlled by the minority shareholder with no specific terms of repayment nor interest.

            Also, as of December 31, 2003_various directors or companies controlled by shareholders of the company had advanced to the company and or to one of it's subsidiary's $573. This balance is not interest bearing with no specific terms of repayment. Consequently, this has been classified as a current liability.

NOTE 17:- SUBSEQUENT EVENTS

      a. On March 2004 shareholders extended to the company additional loans amounting to $ 600. These loans bear the interest of LIBOR+1% and are to be repayed either by setting off the loan against the required purchase price of any new security offered by the company to it's shareholders or at pre determined dates. This loan was granted for the purpose of purchase of additional minibars.

      b. On February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the company in the past they were issued 650,000 shares at no consideration and signed consulting contracts for the future. The annual cost of these agreements amounts to $ 108.

                            -------------------------