Form 10QSB
period 2004-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2004-06-01
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the 3 month period ended March 31, 2004.

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

(1) Yes  __X__     No ____             (2) Yes  __X__      No ____

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                                  May 27, 2004

                                 PART I- ITEM 1



        HOTEL OUTSOURCING MANAGEMENT INTERNATIONAL INC. AND SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                                   (UNAUDITED)

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES


         INTERIM CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004
                                   (UNAUDITED)

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                                 2-3

Consolidated Statements of Operations                                        4

Statements of Changes in Shareholders' Equity (Deficiency)                   5

Consolidated Statements of Cash Flows                                       6-7

Notes to the Consolidated Financial Statements                               8

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS OF U.S DOLLARS)

ASSETS                                         DECEMBER 31,                MARCH 31,               MARCH 31,
                                                   2003                      2003                    2004
                                          ------------------------     -----------------     ---------------------
CURRENT ASSETS-                                   AUDITED                 UNAUDITED               UNAUDITED
                                          ------------------------     -----------------     ---------------------

Cash & Cash Equivalents                                      137                  118                       443
Short-term bank deposits                                      19                   67                        22
Trade Receivables                                            195                   77                       206
Other accounts receivable and prepaid
  expenses                                                   120                  160                       129
Inventories                                                   98                   79                       105
                                          ------------------------     -----------------     ---------------------
                                                             569                  501                       905
                                          ------------------------     -----------------     ---------------------

LONG-TERM INVESTMENTS AND RECEIVABLES-
Investments in an affiliated company                          13                   13                        14
Severance pay fund                                            23                   19                        25
Trade receivables                                             47                  -.-                        27
                                          ------------------------     -----------------     ---------------------
                                                              83                   32                        66
                                          ------------------------     -----------------     ---------------------

PROPERTY AND EQUIPMENT, NET-
Minibars                                                   2,451                1,597                     2,422
Other property and equipment                                  38                   16                        36
                                          ------------------------     -----------------     ---------------------
                                                           2,489                1,613                     2,458
                                          ------------------------     -----------------     ---------------------

OTHER ASSETS -
Contract rights, net                                          56                   51                        56
                                          ------------------------     -----------------     ---------------------
                                                              56                   51                        56
                                          ------------------------     -----------------     ---------------------
                                                           3,197                2,197                     3,485
                                          ========================     =================     =====================

     The accompanying notes to these financial statements form an integral part thereof.

HOTEL OUTSOURCING MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS OF U.S DOLLARS)

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                   DECEMBER 31,        MARCH 31,            MARCH 31,
                                                                       2003              2003                 2004
                                                              ------------------    ----------------    ---------------
                                                                     AUDITED           UNAUDITED           UNAUDITED
                                                              ------------------    ----------------    ---------------
CURRENT LIABILITIES-
Short-term bank credit                                                   347                   74                  324
Current maturities of long-term loans from banks
   and others                                                            365                  340                  297
Trade payables                                                           130                  121                  100
Shareholders                                                             573                  372                1,134
Other accounts payable and accrued expenses                              403                  233                  293
                                                              ------------------    ----------------    ---------------
                                                                       1,818                1,140                2,148
                                                              ------------------    ----------------    ---------------
LONG-TERM LIABILITIES-
Long-term loans from banks and others                                  1,029                  846                1,013
Accrued  Severance Pay                                                    25                   19                   25
Deferred taxes                                                            19                   22                   23
                                                              ------------------    ----------------    ---------------
                                                                       1,073                  887                1,061
                                                              ------------------    ----------------    ---------------

MINORITY INTEREST                                                        233                  155                  326
                                                              ------------------    ----------------    ---------------

SHAREHOLDERS' EQUITY
Preferred Shares of $ 0.001 par value:
Authorized - 5,000,000 shares as of December 31, 2003
and March 31, 2004
Issued and Outstanding - 0 shares;
Common Shares of $ 0.001 par value:
Authorized - 30,000,000 Shares as of
December 31, 2003 and as of March 31, 2004
Issued and Outstanding -
 23,000,000 Shares as of December 31, 2003
  and 24,000,000 as of March 31, 2004;                                    23                   22                   24
Additional Paid-in Capital                                             1,579                  867                1,597
Accumulated other comprehensive income                                    34                   27                   37
Accumulated deficit                                                   (1,563)                (901)              (1,708)
                                                              ------------------    ----------------    ---------------
                                                                          73                   15                  (50)
                                                              ------------------    ----------------    ---------------
                                                                       3,197                2,197                3,485
                                                              ==================    ================    ===============

      The accompanying notes to these financial statements form an integral part thereof.

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS OF U.S DOLLARS)
                        (EXCEPT SHARE AND PER SHARE DATA)

                                                                       FOR THE            FOR THE
                                                  FOR THE YEAR       THREE MONTHS       THREE MONTHS
                                                     ENDED              ENDED              ENDED
                                                  DECEMBER 31,        MARCH 31,          MARCH 31,
                                                      2003               2003               2004
                                                 -------------      --------------     --------------
                                                    AUDITED           UNAUDITED          UNAUDITED
                                                 -------------      --------------     --------------
Revenues                                                1,189                201                319
Cost of Revenues                                         (868)              (150)              (211)
                                                 -------------      --------------     --------------
Gross Profit                                              321                 51                108

Operating Expenses:
    Selling and Marketing                                 (13)               -.-                (31)
    General and Administrative                           (920)              (132)              (223)
                                                 -------------      --------------     --------------
Operating Loss                                           (612)               (81)              (146)
Financial Expenses, Net                                  (187)               (29)               (19)
Other Expenses                                           (110)               (25)               -.-
                                                 -------------      --------------     --------------
Loss before Taxes on Income                              (909)              (135)              (165)
Taxes on Income                                            24                (14)                (3)
                                                 -------------      --------------     --------------
                                                         (885)              (149)              (168)
Equity in Income of Affiliates                            -.-                -.-                  1
Minority Interest in Losses of Subsidiaries                81                  7                 22
                                                 -------------      --------------     --------------
Net Loss for the Period                                  (804)              (142)              (145)
                                                 =============      ==============     ==============

Basic and Diluted Net Loss per Share
   (U.S. Dollars)                                      (0.036)            (0.006)            (0.006)
                                                 =============      ==============     ==============

Weighted Average Number of Shares Used in
   Computing Basic and Diluted Loss per Share      22,512,329         22,000,000         23,230,769
                                                 =============      ==============     ==============


      The accompanying notes to these financial statements form an integral part thereof.

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES
 SUMMARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                          (IN THOUSANDS OF U.S DOLLARS)

                                                                            ACCUMULATED
                                          COMMON STOCK        ADDITIONAL       OTHER
                                      --------------------     PAID-IN     COMPREHENSIVE  ACCUMULATED   COMPREHENSIVE
                                         SHARES     AMOUNT     CAPITAL         INCOME       DEFICIT          LOSS         TOTAL
                                      --------------------   -----------   -----------   -----------    -----------    -----------
Balance as of January 1, 2003          22,000,000     22             867            10          (759)           -.-            140
Issuance of Share Capital               1,000,000      1             499           -.-           -.-            -.-            500
Foreign Currency Translation
  Adjustments                                 -.-    -.-             -.-            24           -.-             24             24
Capital Reserve in Accord with
   Issuance of Shares to Consultants          -.-    -.-             213           -.-           -.-            -.-            213
Net Loss                                      -.-    -.-             -.-           -.-          (804)          (804)          (804)
                                      ------------------     -----------   -----------   -----------    -----------    -----------
Total Comprehensive Loss                                                                                       (780)
Balance as of December 31, 2003        23,000,000     23           1,579            34         (1,563)                          73
Issuance of Shares Capital to
   consultants                          1,000,000      1              18           -.-           -.-            -.-             19
Foreign  Currency Translation
  Adjustments                                 -.-    -.-             -.-             3           -.-              3              3
Net Loss for the Period                       -.-    -.-             -.-           -.-          (145)          (145)          (145)
                                      ------------------     -----------   -----------   -----------    -----------    -----------
Total Comprehensive Loss                                                                                       (142)
                                                                                                        ===========
Balance at March 31, 2004              24,000,000     24           1,597            37         (1,708)                         (50)
                                      ==================     ===========   ===========   ===========    ===========    ===========
Unaudited
Balance at January 1, 2003             22,000,000     22             867            10          (759)           -.-            140
Foreign Currency Translation
   Adjustments                                -.-    -.-             -.-            17           -.-             17             17
Net Loss for the Period                       -.-    -.-             -.-           -.-          (142)          (142)          (142)
                                      ------------------     -----------   -----------   -----------    -----------    -----------
Total Comprehensive Loss                                                                                       (125)
                                                                                                        ===========
Balance at March 31, 2003              22,000,000     22             867            27          (901)                           15
                                      ==================     ===========   ===========   ===========    ===========    ===========


      The accompanying notes to these financial statements form an integral part thereof

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES
                  SUMMARY CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF U.S DOLLARS)

                                                                                              FOR THE            FOR THE
                                                                          FOR THE YEAR      THREE MONTHS       THREE MONTHS
                                                                             ENDED             ENDED              ENDED
                                                                          DECEMBER 31,       MARCH 31,          MARCH 31,
                                                                              2003              2003               2004
                                                                         --------------    --------------    ---------------
                                                                             AUDITED          UNAUDITED          UNAUDITED
                                                                         --------------    --------------    ---------------
CASH FLOWS FROM  OPERATING ACTIVITIES-
Net Loss                                                                          (804)             (142)              (145)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  (Used in) Operating Activities:
Depreciation and Amortization                                                      224                55                 76
Compensation Expense resulting from shares granted                                 213               -.-                 19
Increase (decrease) in accrued severance pay, net                                    1                 1                 (2)
Accrued interest and linkage difference on loans, net                               66                 9                (12)
Equity in losses (income) of affiliated companies                                  -.-               -.-                 (1)
Minority interest in losses of subsidiaries, net                                  (81)                (7)               (22)
Deferred income taxes, net                                                         (4)                 3                  3
Decrease (increase) in inventories                                                (12)                 3                 (6)
Decrease (increase) in trade receivables                                          (18)                12                 11
Decrease (increase) in other accounts receivable and prepaid expenses               10                15                 (5)
Increase (decrease) in trade payables                                               25                18                (31)
Increase (decrease) in other accounts payable and accrued expenses                 (32)               23                146
                                                                         --------------    --------------    ---------------
Net Cash Provided by (Used in) Operating Activities                               (412)              (10)                31
                                                                         --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES-
Short-term Loan to Shareholder                                                      15               (57)               -.-
Purchase of Property and Equipment                                                (826)               (2)              (269)
Investment in Short-term Bank Deposits                                               7               (41)                (3)
                                                                         --------------    --------------    ---------------
Net Cash Used in Investing Activities                                             (819)             (100)              (272)
                                                                         --------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES -
Issuance of Shares, net                                                            500               -.-
Issuance of Shares to Minority in a Subsidiary                                     154               -.-                108
Proceeds from Long-term loans from Banks and Others                                197               197                -.-
Proceeds from Shareholders' Loans                                                  522                43                563
Repayment of Long-term Loans                                                      (294)              (64)               (91)
Short-term Bank Credit, net                                                        119              (114)               (33)
                                                                         --------------    --------------    ---------------
Net Cash Provided by Financing Activities                                        1,198                62                547
                                                                         --------------    --------------    ---------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                         8                 4                -.-
                                                                         --------------    --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents                                   (25)              (44)               306
Cash and Cash Equivalents at Beginning of Period                                   162               162                137
                                                                         --------------    --------------    ---------------
Cash and Cash Equivalents at End of Period                                         137               118                443
                                                                         ==============    ==============    ===============

      The accompanying notes to these financial statements form an integral part thereof.

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES
            SUMMARY APPENDIX TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                             FOR THE            FOR THE
                                                         FOR THE YEAR      THREE MONTHS       THREE MONTHS
                                                            ENDED             ENDED              ENDED
                                                         DECEMBER 31,       MARCH 31,          MARCH 31,
                                                             2003              2003               2004
                                                        --------------    --------------    ---------------
                                                            AUDITED          UNAUDITED          UNAUDITED
                                                        --------------    --------------    ---------------
APPENDIX   A -
Supplemental Disclosure of Cash Flow Information:
(a) Non-cash Transactions:
    Purchase of property and equipment                        288               -.-               -.-
                                                        ==============    ==============    ===============

(b) Cash paid During the Period for Interest                  121               -.-                32
                                                        ==============    ==============    ===============


      The accompanying notes to these financial statements form an integral part thereof.

                          HOTEL OUTSOURCING MANAGEMENT
                       INTERNATIONAL INC. AND SUBSIDIARIES
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES -

         The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2003 are applied consistently in these consolidated financial statements.

2.       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS -

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnoted required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

3.       MATERIAL EVENTS -

         a. On March 2004 shareholders extended to the company additional loans amounting to $ 600. These loans bear the interest of LIBOR+1% and are to be repayed either by setting off the loan against the required purchase price of any new security offered by the company to it's shareholders or at pre determined dates. This loan was granted for the purpose of purchase of additional minibars.

         b. On February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the company in the past and in the future they were issued 1,000,000 shares at no consideration. $213 was recorded as an expense in the previous year in regard for services rendered in the past. $19 was recorded as an expense in the current period and the remaining $68 will be recorded for future services ending December 31,2004.

         c. On February 2004 the company signed consulting contracts with shareholders. The annual cost of these agreements amounts to $ 108.

         d. On February 2004, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe. The first agreement regarding installation of minibars in an hotel in Munich Germany was signed and commencement of operations started in the beginning of April 2004.

4.       SUBSEQUENT EVENTS -

         a. On May 2004 the company approved the conversion of loans extended to the company by shareholders and others amounting to $414 into approximately 828,000 shares of restricted HOMI common stock.

         b. On May 2004 the Company decided to conduct a rights offering of 5,000,000 of its common stock to existing shareholders so that shareholders as of June 15,2004 shall have the right to purchase additional restricted stock of the company. The offering will be conducted such that for each 4.8 shares owned an additional share could be purchased for the amount of 30 cents. The company expects to raise up to $1,500. In addition an option was granted to 2 individuals to invest $110 in return for 220,000 common shares. These options were later exercised.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the quarter ended March 31, 2004. The following discussion should be read in conjunction with the financial statements for the quarter ended March 31,2004.

OVERVIEW

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

In February 2004, HOMI formed a wholly owned subsidiary in Luxemburg through which it intends to conduct its future European operations. The first installment was completed in Munich in April 2004.

As of March 31, 2004, HOMI operated approximately 3,250 Bartech mini-bars in ten hotels.

Our revenues are derived from two sources:

(1) purchase and operation of Bartech mini-bars through our outsource program.

(2) distribution and sale of Bartech mini-bars either directly or from royalties from the assignment of the rights in Turkey.

For the quarter ended March 31, 2004 we achieved revenues of $319,000 from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us.

For the quarter ended March 31, 2004, we received 27% of our revenues from operations in Israel, 31% from operations in South Africa and 42% from operations in the United States.

The company records revenue from sale of products on a net income method, i.e., after the hotel's portion of the income is paid.

Expenses incurred in our outsource operations are as follows:

(1) the purchase of the Bartech computerized mini-bars system to be installed in hotels. This capital expense is charged to property and equipment and depreciated over the period of the contracts with the hotels (8-10 years);

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

HOMI (CONSOLIDATED)

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2004, HOMI had revenues of $201,000 and $319,000, respectively, an increase of $118,000. an increase of 59%.

The increase in sales are the result of HOMI's commencement of operation of the Stanhope Park Hyatt in New York in October 2003, commencement of operation of the Grand Hyatt in Seattle in March 2004, and commencement of operation of the Arabella Sheraton Hotel in Cape Town, South Africa in August 2003.

Net loss increased from $142,000 to $145,000 in the respective three-month periods. The increase in net loss is the result of an increase in general and administrative expenses. The net loss as a percentage of the revenues decreased from 70.6% to 45.5% for the respective periods.

Cost of sales for the three months ended March 31, 2003 and 2004 were $150,000 and $211,000 respectively, an increase of $61,000, as a result of the increase of sales.

Gross profit increased from $51,000 to $108,000 for the three months ended March 31, 2003 and 2004, respectively. Gross profit margins increased from 25.3% to 33.8%.

General and administrative expenses increased from $132,000 to $223,000 for the three months ended March 2003 and 2004, respectively, due to an increase in the cost of professional and consulting services and officers' salaries.

Selling and marketing expenses for the three months ended March 31, 2004 were $31,000. We had no selling and marketing expenses in the three months ended March 31,2003. The selling and marketing expenses were in connection with the expansion our network , primarily in Europe.

Operating loss increased from $81,000 for the three months ended March 31, 2003 to $146,000 for the similar period in 2004.

For the three months ended March 31, 2004 and March 31,2003 we had no royalty revenues.

For the three months ended March 31, 2003 and 2004 we had $29,000 and $19,000 in financial expenses, respectively, a decrease of $10,000.

For the three months ended March 31, 2003 we had other expenses of $25,000 in connection with the registration of securities. For the three months ended March 31, 2004 we had no other expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, HOMI had long term liabilities of $1,013,000 for long term loans from banks and others and $297,000 current maturities ,and short-term bank credit of $324,000.

At March 31, 2004, HOMI had cash and cash equivalents of $443,000, and bank deposits of $22,000.

The cash and cash equivalents were derived from three sources:

(1) $1,121,000 from HOMI's private placement offerings;

(2) $455,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

(3) Approximately $1,434,000 from shareholders' loans.

As of March 31, 2004, HOMI had long-term debt consisting of $412,000 of bank loans which bear interest at a rate of 10% per annum, $118,000 of bank loans in U.S. $ which bear interest at a rate of LIBOR plus 2.25%, $106,000 of a long-term loan from a financial institution linked to the Euro bearing interest at 9.7% per annum and $129,000 linked to the Israel shekel at 7.7% annual interest. These loans are secured by liens on the assets of HOMI.

 In addition, in 2000, a minority shareholder and officer and director of Batim Bartech, lent the Company a loan linked to the South African Rand and bearing 11% annual interest. As of March 31, 2004 the balance of this loan is equivalent to $245,000.

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

As of March 31, 2004, the balance of loans of controlling shareholders of HOMI to the company were $1,434,000 as follows:

a. In December 2003 shareholders extended to the company additional loans amounting to $ 300,000. These loans bear annual interest of 4%, maturing in December 2008.

b. In March 2004 shareholders extended to the company additional loans amounting to $ 600,000. These loans bear annual interest of LIBOR+1% and are to be repayed either by setting off the loan against the required purchase price of any new security offered by the company to its shareholders or at pre determined dates. This loan was granted for the purpose of purchase of additional minibars.

c. During 2002 and 2003 shareholders advanced loans to the company . The terms of these loans were not determined at the time of receipt . The balance of these loans as of March, 31, 2004 is $534,000.

d. In May 2004 the company approved the conversion of loans extended by shareholders and others amounting to $414,000 into 828,000 shares of restricted HOMI common stock. Out of these sums $299,000 are for the conversion of shareholders loans.

The terms of the other loans by shareholders have yet to be determined.

e. In May 2004 the Board of directors voted to issue to two individuals 220,000 of restricted HOMI common stock in consideration of $110,000, which later were transferred to the company's account.

In June 2003, HOMI agreed to nominate Rodia Mihali as a director at its first meeting after HOMI'S common stock was listed on the OTCBB. Mr. Mihali was appointed as a director of HOMI in February 2004. Further, HOMI has agreed that as a director, Mr. Mihali will receive options to purchase 1,000,000 shares of HOMI common stock at.50.$ per share. These options shall be allocated to him at a rate of 40,000 per month for 25 months. Mr. Mihali will have discretion as to when to exercise such options, but they shall expire 30 days from the last allocation of 40,000 options.

In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the company in the past and in the future they were issued a collective total of 1,000,000 shares at no consideration. $213,000 was recorded as an expense in the previous year in regard for services rendered in the past. $19,000 was recorded as an expense in the current period and the remaining $68,000 will be recorded for future services ending December 31,2004.

In February 2004 the company signed consulting contracts with certain shareholders. The annual cost of these agreements amounts to $ 108,000.

In May 2004 the board of directors voted to conduct a rights offering of 5,000,000 of its common stock to existing shareholders so that shareholders as of June 15, 2004 shall have the right to purchase additional restricted stock of the company. The offering will be conducted such that for each 4.8 shares owned an additional share may be purchased for the amount of 30 cents. The company expects to raise up to $1,500,000 through this rights offering..

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


                                                   (Registrant)



Date: May 27, 2004                                 By: /s/ Jacob Ronnel
                                                       -------------------------