Form 10QSB
period 2004-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2004-08-13
CIK 1174814

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

                   For the 3 month period ended June 30, 2004.

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

(1) Yes   X                 No               (2) Yes   X              No
        -----                   -----                -----                ------

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                           25,048,000 - June 30, 2004

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

                                 PART I- ITEM 1

                              FINANCIAL STATEMENTS

                           HOTEL OUTSOURCE MANAGEMENT
                     INTERNATIONAL INC. AND ITS SUBSIDIARIES
                     (FORMERLY: BENJAMIN ACQUISITIONS INC.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2004

                                    UNAUDITED

                                    I N D E X

                                                                          Page
                                                                          ----

Consolidated Balance Sheet                                                2 - 3

Consolidated Statements of Operations                                       4

Statements of Changes in Shareholders' Equity                               5

Consolidated Statements of Cash Flows                                       6

Notes to the Interim Consolidated Financial Statements                    7 - 8

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
US dollars in thousands

                                                   June 30,         December 31,
                                             2004           2003       2003
                                          ------------------------  -----------
                                                  Unaudited           Audited
                                          ------------------------  -----------
CURRENT ASSETS:
Cash and cash equivalents                   157            226           137
Short-term bank deposits                     25             12            19
Trade receivables                           225            187           195
Other accounts receivable                   280             61           120
Inventory                                   127             74            98
                                          -----          -----         -----

                                            814            560           569
                                          -----          -----         -----

LONG-TERM INVESTMENTS AND RECEIVABLES:
Trade receivable                             --             81            47
Investments in affiliated company            16             13            13
Severance pay fund                           25             23            23
                                          -----          -----         -----
                                             41            117            83
                                          -----          -----         -----

FIX ASSETS, NET:
Minibars                                  2,503          1,832         2,451
Other property and equipment                 51             11            38
                                          -----          -----         -----
                                          2,554          1,843         2,489
                                          -----          -----         -----

OTHER ASSET:
Contract rights, net                         55             52            56
                                          -----          -----         -----
                                             55             52            56
                                          -----          -----         -----

                                          3,464          2,572         3,197
                                          =====          =====         =====

           The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
US dollars in thousands (except share data)

                                                   June 30,         December 31,
                                             2004           2003       2003
                                          ------------------------  -----------
                                                  Unaudited           Audited
                                          ------------------------  -----------
CURRENT LIABILITIES:
Short-term bank credit                      352            110           347
Current maturities of long-term loans
from banks and others                       237            352           365
Trade payables                              215            137           130
Shareholders loans                          860            344           573
Other accounts payable and
accrued expenses                            141            351           403
                                         ------         ------        ------

                                          1,805          1,294         1,818
                                         ------         ------        ------

LONG-TERM LIABILITIES:
Long-term loans from banks and others       986            787         1,029
Deferred taxes                               40             25            19
Accrued severance pay                        27             21            25
                                         ------         ------        ------

                                          1,053            833         1,073
                                         ------         ------        ------

MINORITY INTEREST                           321            184           233
                                         ------         ------        ------

SHAREHOLDERS' EQUITY:
Share capital -
Preferred shares of $ 0.001 par value:
Authorized - 5,000,000 shares as
of June 30, 2004, Issued and
outstanding - 0 shares; Common stock
of $ 0.001 par value: Authorized -
30,000,000 shares as of June 30, 2004,
Issued and outstanding - 25,048,000
shares as of June 30, 2004;                  25             23            23
Additional paid-in capital                2,139          1,366         1,579
Accumulated other comprehensive income       40             33            34
Accumulated deficit                      (1,919)        (1,161)       (1,563)
                                         ------         ------        ------

                                            285            261            73
                                         ------         ------        ------

                                          3,464          2,572         3,197
                                         ======         ======        ======

           The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
US dollars in thousands (except share and per share data)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                            ---------------------------   ---------------------------
                                                2004           2003          2004           2003
                                            ---------------------------   ---------------------------
                                                       UNAUDITED                    UNAUDITED
                                            ---------------------------   ---------------------------
Revenues                                            365         (*)218            684         (*)419
Cost of revenues                                   (244)       (*)(179)          (455)       (*)(329)
                                            -----------    -----------    -----------    -----------

Gross profit                                        121             39            229             90

Operating expenses:
Selling and marketing                               (25)            --            (56)            --
General and administrative                         (309)          (154)          (532)          (286)
                                            -----------    -----------    -----------    -----------

Operating loss                                     (213)          (115)          (359)          (196)

Financial expenses, net                               5            (69)           (14)           (98)
Other expenses, net                                  --        (*)(91)             --       (*)(116)
                                            -----------    -----------    -----------    -----------

Loss before taxes on income                        (208)          (275)          (373)          (410)

                                            -----------    -----------    -----------    -----------
Taxes on income                                      (5)            (2)            (8)           (16)
                                            -----------    -----------    -----------    -----------

Loss after taxes on income                         (213)          (277)          (381)          (426)
Equity in earnings of affiliated
  companies                                           2             --              3             --
Minority interest in losses of
  subsidiaries                                       --             17             22             24
                                            -----------    -----------    -----------    -----------

Net loss                                           (211)          (260)          (356)          (402)
                                            ===========    ===========    ===========    ===========

Basic and diluted net loss per share
   (in US dollar)                                (0.009)        (0.012)        (0.015)        (0.018)
                                            ===========    ===========    ===========    ===========

Weighted average number of shares used in
 computing basic and diluted net loss per
 share                                       24,702,505     22,000,000     23,966,637     22,021,978
                                            ===========    ===========    ===========    ===========

(*) Reclassified.

           The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
US dollars in thousands (except share data)

                                  Number of                                 Accumulated
                                  shares of                   Additional      other
                                   Common          Share       paid-in     comprehensive   Accumulated  Comprehensive
                                   stock          capital      capital        income         deficit        loss           Total
                                 ------------   -----------  ------------  -------------  ------------  -------------  -------------
Balance as of January 1, 2003     22,000,000             22           867            10          (759)            --            140

Issuance of shares                 1,000,000              1           499            --            --             --            500
Capital reserve in accord
  with issuance of shares
  to consultants                          --             --           213            --            --             --            213
Foreign currency
  translation adjustments                 --             --            --            24            --             24             24
Net loss                                  --             --            --            --          (804)          (804)          (804)
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------

Total comprehensive loss                                                                                        (780)
                                                                                                         ===========

Balance as of December 31, 2003   23,000,000             23         1,579            34        (1,563)            --             73

Issuance of shares                 1,048,000              1           523            --            --             --            524
Issuance of shares to
  consultants                      1,000,000              1            37            --            --             --             38
Foreign currency
  translation adjustments                 --             --            --             6            --              6              6
Net loss                                  --             --            --            --          (356)          (356)          (356)
                                 -----------    -----------   -----------   -----------   -----------    -----------    -----------

Total comprehensive loss                                                                                        (350)
                                                                                                         ===========

Balance as of June 30,
  2004 (unaudited)                25,048,000             25         2,139            40        (1,919)                          285
                                 ===========    ===========   ===========   ===========   ===========                   ===========

           The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
US dollars in thousands

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                              2004          2003
                                                                          ------------  -----------
                                                                                  UNAUDITED
                                                                          -------------------------
 Cash flows from operating activities:
 Net loss                                                                      (356)         (402)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                  161           108
 Accrued Interest and Linkage differences on loans, net                          (9)           25
 Linkage differences on shareholders                                             (6)           34
 Minority interest in losses of subsidiaries                                    (22)          (24)
 Equity in earnings of affiliated companies                                      (3)           --
 Decrease (increase) in accrued severance pay, net                               --            (3)
 Decrease (increase) in trade receivables                                        18            33
 Decrease in related parties                                                    (16)          101
 Decrease (increase) in other accounts receivable                              (134)         (125)
 Decrease (increase) in inventory                                               (27)            8
 Increase (decrease) in trade payables                                           85            34
 Increase (decrease) in deferred taxes                                           19             5
 Increase in other accounts payable and accrued expenses                         (7)           82
                                                                               ----          ----
 Net cash used in operating activities                                         (297)         (124)
                                                                               ----          ----

 Cash flows from investing activities
 Purchase of property and equipment                                            (438)         (322)
 Short-term bank deposits, net                                                   (6)           14
                                                                               ----          ----
 Net cash used in investing activities                                         (444)         (308)
                                                                               ----          ----

 Cash flows from financing activities
 Issuance of shares to minority in subsidiary                                   108            43
 Issuance of shares                                                             563           500
 Proceeds from long-term loans                                                  285           197
 Repayment of loans from shareholders, net                                       --           (19)
 Repayment of long-term loans                                                  (188)         (146)
 Short-term bank credit, net                                                     (7)          (83)
                                                                               ----          ----
 Net cash provided by financing activities                                      761           492
                                                                               ----          ----

 Effect of exchange rate changes on cash and cash equivalents                    --             4
                                                                               ----          ----

 Increase (decrease) in cash and cash equivalents                                20            64
 Cash and cash equivalents at beginning of period                               137           162
                                                                               ----          ----
 Cash and cash equivalents at end of period                                     157           226
                                                                               ====          ====

Supplemental Disclosure of Non-cash Investing and Financing Activities:
 Acquisition of property and equipment on short-term credit                      --           119
                                                                               ====          ====

           The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      GENERAL -

        The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2003 are applied consistently in these consolidated financial statements.

2.      SIGNIFICANT ACCOUNTING POLICIES -

        a. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnoted required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

        b. The interim consolidated financial statements include a reclassification of revenues and cost of revenues to other expenses, net in the statements of operations, regarding minibars sold in the second quarter last year.

3.      MATERIAL EVENTS -

        a. In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the company in the past and in the future they were issued 1,000,000 shares at no consideration. $213,000 was recorded as an expense in the previous year in regard for services rendered in the past. $38,000 was recorded as an expense in the current period and the remaining $49,000 will be recorded for future services ending December 31, 2004.

        b. In February 2004 the company signed consulting contracts with shareholders. The annual cost of these agreements amounts to $108,000.

        c. In February 2004, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe through 2 subsidiaries in Germany and Italy.

            The subsidiary in Germany signed an agreement regarding installation of 130 minibars in a hotel in Munich and commencement of operations started in the beginning of April 2004. In June 2004 the subsidiary in Germany signed an agreement with the Arabella Sheraton Munich to take over the management and operate minibars in 643 rooms in that hotel. The subsidiary in Germany commenced operations in the hotel in June 2004.

            In June 2004 the subsidiary in Italy signed an outsource operation agreement with the Sheraton Diana Milano to install and operate minibars in 106 rooms in that hotel. The Company expects to commence operations in September 2004.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont.)
--------------------------------------------------------------------------------

3.      MATERIAL EVENTS (Cont.) -

        d. In May 2004 the subsidiary in USA signed an outsource operation agreement with the Hilton Hotel Seattle to install and operate minibars in all 237 rooms in that hotel. The Company expects to commence operations in September 2004. Also, the subsidiary in USA signed an outsource operations agreement with the Renaissance Hotel Seattle to install and operate minibars in all 553 rooms in that hotel. The Company expects to commence operations in October 2004.

        e. In March 2004 2 shareholders extended to the company additional loans amounting to $600,000. These loans bear the interest of LIBOR+1% and are to be repaid either by setting off the loan against the required purchase price of any new security offered by the company to it's shareholders or at pre determined dates. This loan was granted for the purpose of purchase of additional minibars.

        f. In May 2004 the company approved the conversion of loans extended to the company by shareholders and others amounting to $414,000 into 828,000 shares of restricted Company common stock. . In addition an option was granted to 2 individuals to invest $110,000 in return for 220,000 common shares. These options were exercised in the period.

4.      SUBSEQUENT EVENTS -

        On July 10, 2004, the company commenced an offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares are being offered. The purchase price is $0.33 per share. The shares of common stock offered in this rights offering will be restricted from transfer. The rights to purchase such shares are not transferable. This offering expired on August 12, 2004. a.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

                                 Part I- Item 2

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the period ended June 30, 2004. The following discussion should be read in conjunction with the financial statements for the period ended June 30,2004.

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

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

HOMI has a United States subsidiary, Hotel Outsource Services, Inc. (HOS), through which it conducts all of its business in the United States. HOS has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in other countries other than the United States.

In February 2004, HOMI formed a wholly owned subsidiary in Luxemburg through which it intends to conduct its future European operations. The first installment of 130 mini-bars was completed in Munich in April 2004.

In May 2004, HOS entered into two outsource operation agreements. Pursuant to HOS's agreement with the Hilton Hotel Seattle, HOS will install and operate mini-bars in all 237 rooms of such hotel. We expect to commence operations in September 2004. According to HOS's agreement with the Renaissance Hotel Seattle, HOS will install and operate mini-bars the 553 rooms of that hotel. We expect to commence operations in October 2004.

In June 2004, HOMI ITALIA S.R.L., a subsidiary of HOMI, signed an outsource operation agreement with the Sheraton Diana Milano to install and operate mini-bars in 106 rooms in that hotel. We expect to commence operations in September 2004.

In June 2004 HOMI-Hotel Outsource Management International (Deutschland) GmbH, a subsidiary of HOMI, signed an agreement with the Arabella Sheraton Munich to take over the management and operate mini-bars in 643 rooms in that hotel. We commenced operations in June 2004.

As of June 30, 2004, HOMI operated approximately 4,340 Bartech mini-bars in ten hotels.

Our revenues are derived from two sources:

(1) purchase and operation of Bartech mini-bars through our outsource program.

(2) distribution and sale of Bartech mini-bars either directly or from royalties from the assignment of the rights in Turkey.

For the six months ended June 30, 2004 we achieved revenues of $684,000 from our outsource programs. These revenues were derived from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

For the six months ended June 30, 2004, we received 25% of our revenues from operations in Israel, 26% from operations in South Africa, 4% from our operation in Europe and 45% from operations in the United States.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

HOMI (CONSOLIDATED)

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 and 2004, HOMI had revenues of $218,000 and $365,000, respectively, an increase of $147,000 or 67%.
The increase in sales are the result of HOMI's commencement of operations of three new hotels in the intervening year: Stanhope Park Hyatt in New York in October 2003; Grand Hyatt in Seattle in March 2004; and Arabella Sheraton Hotel in Cape Town, South Africa in August 2003.

Net loss decreased from $260,000 to $211,000 in the respective three month periods. The decrease in net loss is the result of an increase in revenues from operating minibars.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

Cost of sales for the three months ended June 30, 2003 and 2004 were $179,000 and $244,000 respectively, an increase of $65,000. As a percentage of revenues, the cost of sales decreased from 82.1% in 2003 to 66.8% in 2004 as a result of increased efficiency and increase in revenues while part of our expenses are fixed (depreciation).

Gross profit increased from $39,000 to $121,000 for the three months ended June 30, 2003 and 2004, respectively. Gross profit margins increased from 17.8% to 33.1%.

General and administrative expenses increased from $154,000 to $309,000 for the three months ended June 2003 and 2004, respectively, due to an increase in the cost of professional and consulting services and officers' salaries, and the commencement of operations in Europe.

Selling and marketing expenses for the three months ended June 30, 2004 were $25,000. We had no selling and marketing expenses in the three months ended June 30,2003. The selling and marketing expenses were in connection with the expansion of our network, primarily in Europe.

Operating loss increased from $115,000 for the three months ended June 30, 2003 to $213,000 for the similar period in 2004.

For the three months ended June 30, 2004 and March 31,2003 we had no royalty revenues.

For the three months ended June 30, 2003 and 2004 we had $69,000 and ($5,000) in financial expenses, respectively, a decrease of $74,000.

For the three months ended June 30, 2003 we had other expenses of $91,000 in connection with the registration of securities. For the three months ended June 30, 2004 we had no other expenses.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

HOMI (CONSOLIDATED)

RESULTS OF OPERATIONS

For the six months ended June 30, 2003 and 2004, HOMI had revenues of $419,000 and $684,000, respectively, an increase of $265,000.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

The increase in sales are the result of HOMI's commencement of operation of three new hotels since June 30, 2004: the Stanhope Park Hyatt in New York in October 2003; Grand Hyatt in Seattle in March 2004; Arabella Sheraton Hotel in Cape Town, South Africa in August 2003

Net loss decreased from $402,000 to $356,000 in the respective six-month periods. The decrease in net loss is the result of an increase in revenues from operating minibars, despite the increase in general and administrative expenses.

Cost of sales for the six months ended June 30, 2003 and 2004 were $329,000 and $455,000 respectively, an increase of $126,000. As a percentage of revenues, the cost of sales decreased from 78.5% to 66.5%.

Gross profit increased from $90,000 to $229,000 for the six months ended June 30, 2003 and 2004, respectively. Gross profit margins increased from 21.5% to 33.5%.

General and administrative expenses increased from $286,000 to $532,000 for the six months ended June 2003 and 2004, respectively, due to an increase in the cost of professional and consulting services and officers' salaries.

Selling and marketing expenses for the six months ended June 30, 2004 were $56,000. We had no selling and marketing expenses in the six months ended June 30,2003. The selling and marketing expenses were in connection with the expansion our network , primarily in Europe.

Operating loss increased from $196,000 for the six months ended June 30, 2003 to $359,000 for the similar period in 2004.

For the six months ended June 30, 2004 and June 30,2003 we had no royalty revenues.

For the six months ended June 30, 2003 and 2004 we had $98,000 and $14,000 in financial expenses, respectively, a decrease of $84,000.

For the six months ended June 30, 2003 we had other expenses of $116,000 in connection with the registration of securities. For the six months ended June 30, 2004 we had no other expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, HOMI had long term liabilities of $986,000 for long term loans from banks and others and $237,000 current maturities ,and short-term bank credit of $352,000.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

At June 30, 2004, HOMI had cash and cash equivalents of $157,000, and bank deposits of $25,000.

The cash and cash equivalents were derived from three sources:

(1) $1,645,000 from HOMI's private placement offerings;

(2) $455,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

(3) Approximately $1,406,000 from shareholders' loans.

As of June 30, 2004, HOMI had long-term debt consisting of $384,000 of bank loans which bear interest at a rate of 10% per annum, $75,000 of bank loans in U.S. $ which bear interest at a rate of LIBOR plus 2.25%, $98,000 of a long-term loan from a financial institution linked to the Euro bearing interest at 9.7% per annum and $110,000 linked to the Israel shekel at 7.7% annual interest. These loans are secured by liens on the assets of HOMI.

In addition, in 2000, a minority shareholder and officer and director of Batim Bartech, lent the Company a loan linked to the South African Rand and bearing 11% annual interest. As of June 30, 2004 the balance of this loan is equivalent to $256,000.

We may need to finance the purchase of additional mini-bars as we enter new outsource operation agreements, either through debt or equity. In such an event, the required additional capital would be based on the number of mini-bars in such hotels. In the event we are unable to raise additional funds, if needed, we will not enter into new outsource operation agreements.

As of June 30, 2004, the balance of loans made to HOMI by controlling shareholders were $1,150,000 as follows:

a. In December 2003, two HOMI shareholders each lent the company $150,000 for a total of $ 300,000. These loans bear annual interest of 4%, maturing in December 2008.

b. In March 2004, 2 shareholders loaned the company $ 600,000. These loans bear annual interest of LIBOR+1% and are to be repaid either by converting the amount of the loan into shares of HOMI common stock in the event HOMI engages in an offering of securities to existing shareholders, or at pre determined dates. This loan was granted for the purpose of purchasing additional minibars.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

c. During 2002 and 2003 shareholders advanced loans to the company. The terms of these loans were not determined at the time of receipt . The balance of these loans as of June, 30, 2004 is $250,000.

d. In May 2004 the company approved the conversion of loans extended by shareholders and others amounting to $414,000 into 828,000 shares of restricted HOMI common stock. Out of these sums, $299,000 represents conversion of shareholders loans which were previously granted.

e. In May 2004, HOMI issued 220,000 shares of restricted common stock to two persons in consideration of $110,000.

In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the company in the past and in the future they were issued a collective total of 1,000,000 shares at no consideration. $213,000 was recorded as an expense in the previous year in regard for services rendered in the past. $38,000 was recorded as an expense in the current period and the remaining $49,000 will be recorded for future services ending December 31,2004.

In February 2004 the company signed consulting contracts with certain shareholders. The annual cost of these agreements amounts to $ 108,000.

On July 10, 2004, HOMI commenced an offering to its existing shareholders pursuant to which each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares are being offered. The purchase price is $.33 per share. The shares of common stock offered in this rights offering will be restricted from transfer. The rights to purchase such shares are not transferable. This offering will expire August 12, 2004.

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

Item 6.  Exhibits and Reports on Form 8-K.

      Forms 8-K - On July 7, 2004, HOMI filed a Form 8-K describing two new outsource operation agreements.

      Exhibit 99 - Certification pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                    HOTEL OUTSOURCING MANAGEMENT
                                         INTERNATIONAL INC. AND ITS SUBSIDIARIES
                                          (Formerly: Benjamin Acquisitions Inc.)

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hotel Outsource Management International, Inc.

                                  (Registrant)

                   Date: August 12, 2004 By: /s/ Jacob Ronnel
                                            ------------------