Form 10QSB
period 2004-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2004-11-19
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2004.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 000-50306

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

27,922,358 - November 17, 2004

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
September 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet -
September 30, 2004 and December 31, 2003

Statements of Operations -
Three and Nine Months Ended September 30, 2004

Statements of Changes in Shareholders’ Equity-
Three and Nine Months Ended September 30, 2004

Statements of Cash Flows -
Three and Nine Months Ended September 30, 2004

Notes to Financial Statements -
Three and Nine Months Ended September 30, 2004

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 3 - CONTROLS AND PROCEDURES

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 - DEFAULTS UPON SENIOR SECURITIES

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED BALANCE SHEETS

US dollars in thousands

	September 30,		December 31,
	2004	2003	2003
	Unaudited		Audited

CURRENT ASSETS:
Cash and cash equivalents	273	122	137
Short-term bank deposits	29	15	19
Trade receivables	305	203	195
Other accounts receivable	293	48	120
Inventory	142	94	98

	1,042	482	569

LONG-TERM INVESTMENTS AND RECEIVABLES:
Trade receivable	-	37	47
Investments in affiliated Company	20	13	13
Severance pay fund	25	15	23
	45	65	83

FIX ASSETS, NET:
Mini-bars	2,808	2,015	2,451
Other property and equipment	90	38	38
	2,898	2,053	2,489

OTHER ASSET:
Contract rights, net	52	55	56
	52	55	56

	4,037	2,655	3,197

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED BALANCE SHEETS

US dollars in thousands (except share data)

	September 30,		December 31,
	2004	2003	2003
	Unaudited		Audited

CURRENT LIABILITIES:
Short-term bank credit	296	128	347
Current maturities of long-term loans from banks and others	334	357	365
Trade payables	199	122	130
Shareholders loans	372	369	573
Other accounts payable and accrued expenses	523	522	403

	1,724	1,498	1,818

LONG-TERM LIABILITIES:
Long-term loans from banks and others	826	716	1,029
Deferred taxes	40	32	19
Accrued severance pay	29	21	25

	895	769	1,073

MINORITY INTEREST	349	211	233

SHAREHOLDERS’ EQUITY:
Share capital -
Preferred shares of $ 0.001 par value:
Authorized - 5,000,000 shares as of September 30, 2004, Issued and outstanding - 0 shares;
Common stock of $ 0.001 par value:
Authorized - 30,000,000 shares as of September 30, 2004, Issued and outstanding - 27,882,358 shares as of September 30, 2004;	28	23	23
Additional paid-in capital	3,067	1,366	1,579
Accumulated other comprehensive income	37	43	34
Accumulated deficit	(2,063)	(1,255)	(1,563)

	1,069	177	73

	4,037	2,655	3,197

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

US dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited

Revenues	447	306	1,131	(*) 722
Cost of revenues	(322)	(191)	(789)	(*) (532)

Gross profit	125	115	342	190

Operating expenses:
Selling and marketing	(26)	(2)	(82)	(2)
General and administrative	(262)	(194)	(782)	(480)

Operating loss	(163)	(81)	(522)	(292)

Financial income (expenses), net	7	(11)	(7)	(109)
Other income (expenses), net	(2)	4	(2)	(*) (97)

Loss before taxes on income	(158)	(88)	(531)	(498)

Taxes on income	(2)	(12)	(10)	(28)

Loss after taxes on income	(160)	(100)	(541)	(526)

Equity in earnings of affiliated companies	4	-	7	-

Minority interest in losses of subsidiaries	12	6	34	30

Net loss	(144)	(94)	(500)	(496)

Basic and diluted net loss per share
(in US dollar)	(0.005)	(0.004)	(0.020)	(0.022)

Weighted average number of shares used in computing basic and diluted net loss per share	26,231,429	23,000,000	24,721,568	22,344,322

(*) Reclassified.

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

US dollars in thousands (except number of shares data)

	Number of shares of Common stock	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Comprehensive loss	Total

Balance as of January 1, 2003	22,000,000	22	867	10	(759)	-	140

Issuance of shares	1,000,000	1	499	-	-	-	500
Capital reserve in accord with issuance of shares to consultants	-	-	213	-	-	-	213
Foreign currency translation adjustments	-	-	-	24	-	24	24
Net loss	-	-	-	-	(804)	(804)	(804)

Total comprehensive loss						(780)

Balance as of December 31, 2003	23,000,000	23	1,579	34	(1,563)	-	73

Issuance of shares	3,882,358	4	1,426	-	-	-	1,430
Issuance of shares to consultants	1,000,000	1	62	-	-	-	63
Foreign currency translation adjustments	-	-	-	3	-	3	3
Net loss	-	-	-	-	(500)	(500)	(500)

Total comprehensive loss						(497)

Balance as of September 30, 2004 (unaudited)	27,882,358	28	3,067	37	(2,063)		1,069

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

US dollars in thousands

	Nine months ended September 30,
	2004	2003
	Unaudited
Cash flows from operating activities:
Net loss	(500)	(496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	161
Accrued Interest and Linkage differences on loans, net	3	39
Linkage differences on shareholders	7	4
Minority interest in losses of subsidiaries	(34)	(30)
Equity in earnings of affiliated companies	(7)	-
Decrease in accrued severance pay, net	2	5
Increase in trade receivables	(62)	(18)
Decrease (increase) in related parties	(44)	106
Increase in other accounts receivable	(125)	(35)
Increase in inventory	(43)	(9)
Increase in trade payables	68	18
Increase in deferred taxes	19	11
Increase in other accounts payable and accrued expenses	58	47
Net cash used in operating activities	(402)	(197)

Cash flows from investing activities
Purchase of property and equipment	(562)	(348)
Short-term bank deposits, net	(6)	11
Net cash used in investing activities	(568)	(337)

Cash flows from financing activities
Issuance of shares to minority in subsidiary	150	73
Issuance of shares	1,430	500
Proceeds from long-term loans	-	197
Receipt of shareholders’ loans	-	364
Repayment of loans from shareholders	(151)	(351)
Repayment of long-term loans	(263)	(228)
Short-term bank credit, net	(62)	(67)
Net cash provided by financing activities	1,104	488

Effect of exchange rate changes on cash and cash equivalents	2	6

Increase (decrease) in cash and cash equivalents	136	(40)
Cash and cash equivalents at beginning of period	137	162
Cash and cash equivalents at end of period	273	122

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Acquisition of property and equipment on short-term credit	330	322

Issuance of shares to consultants	63	-

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES
(Formerly: Benjamin Acquisitions Inc.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL -

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2003 are applied consistently in these unaudited interim consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES -

a.   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

b.   The interim consolidated financial statements include a reclassification of revenues and cost of revenues to other expenses, net in the statements of operations, regarding mini-bars sold in the second quarter last year.

3.	MATERIAL EVENTS -

a.   In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the Company in the past and in the future they were issued 1,000,000 shares at no consideration. $213,000 was recorded as an expense in the previous year in regard for services rendered in the past. $62,500 was recorded as an expense in the current period and the remaining $24,500 will be recorded for future services ending December 31, 2004.

b.   In February 2004 the Company signed consulting contracts with shareholders. The annual cost of these agreements amounts to $108,000.

c.   In February 2004, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe through 2 subsidiaries in Germany and Italy.
The subsidiary in Germany signed an agreement regarding installation of 130 mini-bars in a hotel in Munich and commencement of operations started in the beginning of April 2004. In June 2004 the subsidiary in Germany signed an agreement with the Arabella Sheraton Munich to take over the management and operate mini-bars in 643 rooms in that hotel. The subsidiary in Germany commenced operations in the hotel in June 2004.

In June 2004 the subsidiary in Italy signed an outsource operation agreement with the Sheraton Diana Milano to install and operate mini-bars in 106 rooms in that hotel. The subsidiary in Italy commenced operations in the hotel in September 2004.

d.   In May 2004 the subsidiary in USA signed an outsource operation agreement with the Hilton Hotel Seattle to install and operate mini-bars in all 237 rooms in that hotel. Installation was completed in September 2004. The subsidiary in USA signed 4 more outsource operations agreements with hotels in Seattle, Boston and Washington to install and operate mini-bars in an additional 2,303 rooms. These installations will be completed by the end of the first quarter of 2005.

e.   In March 2004 2 shareholders extended to the Company additional loans amounting to $600,000 for the purpose of purchase of additional mini-bars. These loans bear interest of LIBOR+1% and are to be repaid either by setting off the loan against the required purchase price of any new security offered by the Company to it’s shareholders or at pre determined dates. These loans were converted into share capital as part of the rights offering the Company held in July 2004 (see g below).

f.    In May 2004 the Company approved the conversion of loans extended to the Company by shareholders and others amounting to $414,000 into 828,000 shares of restricted Company common stock. In addition, 2 individuals invested $110,000 in return for 220,000 common shares.

g.   On July 10, 2004, the Company commenced an offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares were offered. The purchase price was $0.33 per share. The shares of common stock offered in this rights offering are restricted from transfer. This offering expired on August 12, 2004 and the Company raised $936,000 including the conversion of the loan as mentioned in e above.

4.	SUBSEQUENT EVENTS -

a.   In November 2004, the Company entered into agreement with 2 shareholders pursuant to which each agreed to lend the Company $350,000. These loans are for a maximum of 6 months, to be repaid no later than May 2005, and shall bear interest at 10% per annum. The Company has the right to repay all or part of these loans, plus accrued interest, through the issuance of Company common stock at a price of $0.25 per share. The loans are secured by a general lien and security interest over all of Company’s assets, which will be subordinate to all pre-existing liens on the assets. Additionally, the shareholders pledged a collective total of 2,000,000 of their shares in the Company as collateral for these loans.

b.   In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 mini-bars in the Hyatt hotel in Malta, installation is to be completed in the first quarter of 2005.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the period ended September 30, 2004. The following discussion should be read in conjunction with the financial statements for the period ended September 30,2004.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms "we", "us", "our", and "HOMI" mean Hotel Outsource Management International, Inc. and its subsidiaries, unless otherwise indicated.

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

HOMI is a holding company for several subsidiaries which distribute, market, and operate computerized mini-bars in hotels located in Israel, Europe, the United States, and South Africa. Unless stated otherwise HOMI shall refer to the parent company and all of its subsidiaries.

HOMI, through its wholly owed subsidiary, BTM, is the exclusive distributor of automatic computerized mini-bars manufactured by Bartech Systems International, Inc., a Delaware corporation, in Israel, Europe, Turkey and South Africa. In April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL, a wholly owned subsidiary of Bartech Systems, Inc. in which it was agreed that Bartech E.M.E.A. SARL can only offer its outsource operations in Europe and all the territories in which Bartech E.M.E.A. SARL is active and/or sells mini-bars either directly or indirectly, through HOMI or its subsidiaries, and that HOMI must use Bartech mini-bars in its outsource operations anywhere Bartech E.M.E.A. SARL is active or sells Bartech mini-bars, either directly or indirectly. Bartech Systems International, Inc. and its wholly owned subsidiary may be referred to collectively as BSI.

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

Our revenues are derived from the purchase and operation of Bartech mini-bars through outsource program.

HOMI has a United States subsidiary, Hotel Outsource Services, Inc. (HOS), through which it conducts all of its business in the United States. HOS has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in other countries other than the United States.

CONTRACTS WITH HOTELS

As of September 30, 2004, HOMI operated approximately 4,717 Bartech mini-bars in 15 hotels.

In April 2004, HOMI, through its fully owned subsidiary Hotel Outsource Management International (Deutshland) GmbH, completed its first installment of 130 mini-bars.

In May 2004, HOS signed an outsource operation agreement with the Hilton Hotel Seattle to install and operate mini-bars in all 237 rooms in that hotel. Installation was completed in September 2004.

In May 2004, HOS signed an outsource operation agreement with the Renaissance Hotel Seattle to install and operate mini-bars in all 553 rooms in that hotel We expect to commence operations in February 2005. In the quarter ending September 30, 2004, HOS signed 3 more agreements with hotels in Seattle, Boston and Washington to install and operate minibars in an additional 1,750 rooms. These installations will be completed by the end of the first quarter of 2005.

In June 2004, HOMI Italia S.R.L., a wholly owned subsidiary of HOMI, signed an outsource operation agreement with the Sheraton Diana Milano to install and operate mini-bars in 106 rooms in that hotel. HOMI Italia S.R.L. commenced operations in that hotel in September 2004.

In June 2004, Hotel Outsource Management International (Deutshland) GmbH. signed an agreement with the Arabella Sheraton Munich to take over the management and operate mini-bars in 543 rooms in that hotel. Hotel Outsource Management International (Deutshland) GmbH commenced operations in the hotel in June 2004.

In October 2004, HOMI Italia S.R.L. signed an agreement to install and operate 250 mini-bars in the Hyatt hotel in Malta. Installation is to be completed in the first quarter of 2005.

For the nine months ended September 30, 2004 we achieved revenues of $1,131,000 from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us.

For the nine months ended September 30, 2004, we received 26.1% of our revenues from operations in Israel, 23.2% from operations in South Africa, 7.4% from our operation in Europe and 43.3% from operations in the United States.

The company records revenue from sale of products on a net income method, i.e., after the hotel's portion of the income is paid.

Expenses incurred in our outsource operations are as follows:

(1)	the purchase of the Bartech computerized mini-bars system to be installed in hotels. This capital expense is charged to property and equipment and depreciated over the period of the contracts with the hotels (8-10 years);

(2)	the purchase of the products to be placed in the mini-bars. We purchase these products from various vendors. Sometimes the hotel will purchase the alcoholic beverages to be placed in the mini-bars and we reimburse the hotel for such purchases;

(3)	labor costs of the mini-bar attendants;

(4)	management, administration and marketing;

(5)	finance expenses. A small percentage of our mini-bar purchases is financed through credit from banks and financial institutions.

We believe that we have sufficient cash and revenues to fund our existing operations for the next 12 months. However, we will need to raise additional capital to expand our operations. We anticipate raising between at least $2,000,000 and up to $4,000,000 within the next 24 months.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

HOMI (CONSOLIDATED)

REVENUES

For the three months ended September 30, 2003 and 2004, HOMI had revenues of $306,000 and $447,000, respectively, an increase of $141,000 or 46%. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in the United States, South Africa and Europe.

NET LOSS

Net loss increased from $94,000 to $149,000 in the respective three-month periods. The increase in net loss is the result of an increase in General and Administrative expenses.

GROSS PROFIT

Gross profit increased from $115,000 to $125,000 for the three months ended September 30, 2003 and 2004, respectively. Gross profit margins decreased from 37.6% to 27.9%.

COST OF GOODS SOLD AND OPERATING EXPENSES

Cost of sales for the three months ended September 30, 2003 and 2004 were $191,000 and $322,000 respectively, an increase of $131,000 or 68.6%, as a result of increase in revenues.

General and administrative expenses increased from $194,000 to $262,000 for the three months ended September 2003 and 2004, respectively, due to an increase in the cost of professional and consulting services and officers' salaries, and commencing operations in Europe.

Selling and marketing expenses for the three months ended September 30, 2004 were increased to $26,000 in 2004 from $2,000 in 2003. These selling and marketing expenses were incurred in connection with the expansion our network, primarily in Europe.

Operating loss increased from $81,000 for the three months ended September 30, 2003 to $163,000 for the similar period in 2004.

For the three months ended September 30, 2004 and 2003 we had no royalty revenues.

For the three months ended September 30, 2003 and 2004 we had $11,000 in financial expenses and ($7,000) in financial income, respectively, a decrease of $18,000.

For the three months ended September 30, 2003 we had other expenses (income) of $(4,000). For the three months ended September 30, 2004 we had other expenses of $2,000.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

HOMI (CONSOLIDATED)

REVENUES

For the nine months ended September 30, 2003 and 2004, HOMI had revenues of $722,000 and $1,131,000, respectively, an increase of $409,000 or 56.6%.

The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels located in the United States, South Africa and Europe.

NET LOSS

Net loss increased from $496,000 to $500,000 in the respective nine-month periods. The increase in net loss is the result of an increase in selling and marketing, and general and administrative expenses.

GROSS PROFIT

Gross profit increased from $190,000 to $342,000 for the nine months ended September 30, 2003 and 2004, respectively. Gross profit margins increased from 26.3% to 30.2%.

COST OF GOODS SOLD AND OPERATING EXPENSES

Cost of sales for the nine months ended September 30, 2003 and 2004 were $532,000 and $789,000 respectively, an increase of $257,000 or 48.3%.

General and administrative expenses increased from $480,000 to $782,000 or 62.9% for the nine months ended September 2003 and 2004, respectively, due to an increase in the cost of professional and consulting services and officers' salaries.

Selling and marketing expenses for the nine months ended September 30, 2004 were $82,000. The selling and marketing expenses were in connection with the expansion our network, primarily in Europe. We had $2,000 of selling and marketing expenses during the nine months ended September 30, 2003.

Operating loss increased from $292,000 for the nine months ended September 30, 2003 to $522,000 for the similar period in 2004, an increase of 78.8%.

For the nine months ended September 30, 2004 and September 30,2003 we had no royalty revenues.

For the nine months ended September 30, 2003 and 2004 we had $109,000 and $7,000 in financial expenses, respectively, a decrease of $102,000.

We had other expenses of $97,000 in connection with the registration of securities during the nine months ended September 30, 2003. For the nine months ended September 30, 2004 we had other expenses of $2,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2004 of $(2,063,000).  During the nine months ended September 30, 2004, we incurred a net loss of $(500,000). During the nine months ended September 30, 2003, we incurred a net loss of $(496,000).

During the three and nine month periods ended September 30, 2004, our cash and cash equivalents increased, primarily as a result of cash from certain shareholders subscribing to a private placement rights offering. The primary use of cash was for the purchases of additional mini-bars and our continued operations.

At September 30, 2004, HOMI had long term liabilities of $826,000 for long term loans from banks and others, $334,000 current maturities, and short-term bank credit of $296,000.

At September 30, 2004, HOMI had cash and cash equivalents of $273,000, and bank deposits of $29,000.

In 2004 the company financed its operations as follows:

(1)	$936,000 (including the conversion of $600,000 of debt) from HOMI's rights offering which occurred between July and August 2004;

(2)	$150,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS.

(3)	$225,000 from new investors

As of September 30,2004, the company was partly financed by shareholders loans. The total amount of shareholders loans as of September 30,2004 was $891,000, of which $519,000 are long-term loans and $372,000 are short-term loans. Of the short-term loans, $350,000 will be converted into common stock.

Subsequent to September 30, 2004 two shareholders agreed to loan the company an additional $700,000.

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

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The following unregistered securities were issued during the ninth month period ending September 30, 2004:

(a)  In February 2004, HOMI issued 1,000,000 shares to certain individuals for services rendered and to be to the Company.

(b)  In March 2004, two of HOMI’s shareholders lent HOMI $600,000 at a rate of LIBOR + 1%. This note was converted into shares of common stock as part of HOMI’s July 2004 rights offering.

(c)  In May 2004, several noteholders converted loans totaling $414,000 into 828,000 shares of HOMI common stock. Of the loans converted, $299,000 were loans to HOMI by shareholders.

(d)  In May 2004, HOMI sold 220,000 shares of common stock to two shareholders at $.50 per share for a total of $110,000.

(e)  Between July 10, 2004 and August 12, 2004, HOMI engaged in a rights offering to existing shareholders. Pursuant to this offering, each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500, 180 shares were offered at $.33 per share. HOMI raised $936,000 including the conversion of the $600,000 note referenced in (b), above.

(f)  In September 2004, a shareholder of HOMI lent the company $150,000. In October 2004, HOMI converted this loan, plus a previous loan of $250,000 into 833,333 shares of HOMI common stock. The conversion rate was $.42 per share.

(g)  In November 2004, two shareholders each lent HOMI $350,000. These loans accrue interest at 10% per annum and are due in May 2005. These loans are secured by liens on all of HOMI’s assets and by 2,000,000 shares of HOMI common stock held by Ariel Almog and Jacob Ronnel, officers, directors and shareholders of HOMI.

HOMI’s option, these notes, plus accrued interest, can be converted into HOMI stock at a rate of $.25 per share.

All of these issuances were exempt under Section 4(2) of the Securities Act. The proceeds were applied toward the purchase of hotel mini-bars and operating capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)

3.1	Certificate of Incorporation (1) (2)

3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)

3.2	By-Laws (1) (2)

10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)

10.2	BTM-BSI Agreement for South Africa (1) (3)

10.3	HOS-BTM Stock Purchase Agreement (1) (3)

10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)

10.14	Employment Agreement between HOS and Ariel Almog (1) (5)

10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)

10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1) (7)

10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)

10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)

14.0	Code of Ethics(8)

21.0	Subsidiaries(3)

24.0	Consent of Staley Okada and Partners

31.1	Certification of HOMI’s Chief Exective Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1	Certification of HOMI’s Chief Exective Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from the Form 10-KSB filed on April 16, 2004

(b) A Form 8-K was filed on November 15, 2004 with respect to new hotel contracts entered into by HOMI.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 18, 2004	By: /s/ Jacob Ronnel
Jacob Ronnel, President