Form 10KSB
period 2004-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2005-04-15
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-91988

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC.
(Name of Small Business Issuer in its charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

80 Wall Street, Suite 815, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (212) 344-1600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered
0	0

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,647,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

16,895,382 shares at $0.50(1) = $8,447,691

(1) Average of bid and ask closing prices on March 15, 2005

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

28,874,880 common shares issued and outstanding as of March 30, 2005

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

FORM 10-KSB

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC.

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which distribute, market, and operate computerized mini-bars in hotels located in Israel, Jordan, the United States, Europe, and South Africa. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as HOMI.

HOMI, through its wholly owed subsidiary, Bartech Mediterranean Ltd., is the exclusive distributor of automatic computerized mini-bars manufactured by Bartech Systems International, Inc., a Delaware corporation, in Israel, Jordan, Turkey and South Africa. In April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL, a wholly owned subsidiary of Bartech Systems, Inc. in which it was agreed that Bartech E.M.E.A. SARL may only offer its outsource operations in Europe and all the territories in which Bartech E.M.E.A. SARL is active and/or sells mini-bars either directly or indirectly, through HOMI or its subsidiaries, and that HOMI must use Bartech mini-bars in its outsource operations anywhere Bartech E.M.E.A. SARL is active or sells Bartech mini-bars, either directly or indirectly. Bartech Systems International, Inc. and its wholly owned subsidiary may be referred to collectively as BSI.

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

In February 2004, HOMI formed subsidiaries in Luxemburg, Germany and Italy through which it shall conduct its European operations.

As of December 31, 2004, HOMI owned and operated approximately 4,800 Bartech mini-bars in 15 hotels.

The principal offices of HOMI are located at 80 Wall Street, Suite 815, New York, New York 10005.

Our Strategy

HOMI's objective is to grow its customer base in the United States, Israel, South Africa and within Europe, where we currently operate, and to expand our outsource operations eventually to other countries as well. Our main focus is on upscale hotels located in major cities and near airports. In the event we endeavor to enter into agreements in new countries or territories, we will have to negotiate agreements with those hotels. There is no guarantee that we will be able to enter into any new exclusive agreements with additional hotels. We are currently negotiating agreements with several hotels in Europe and Australia.

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

In January 1999, BTM began its first outsource operation in Israel.

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

In 2001, BTM, through its wholly owned subsidiary, Hila International Corp., and BSI formed Hotel Outsource Services, Inc., a Delaware corporation owned 70% by Hila and 30% by BSI. HOS is the exclusive outsource operator of Bartech mini-bars in the United States. HOS has no distribution rights in countries other than the United States. HOS began operations in July 2002. Exclusive of its in interest in HOS, BSI's relationship with HOMI and its subsidiaries is that of a manufacturer and distributor. Because both our sales and outsource operations utilize Bartech mini-bars exclusively, we are dependent on BSI, the quality of its products, and its financial viability.

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

HOMI is the exclusive distributor of Bartech mini-bars in Israel, Jordan, Turkey and South Africa. We have the exclusive rights to outsource operations of Bartech mini-bars in the United States, and as of April 2003, worldwide. We have assigned our exclusive rights in Turkey and the Turkish Republic of Cyprus to a third party. We receive a commission on all sales revenues generated in Turkey and the Turkish Republic of Cyprus. To date, HOMI and its subsidiaries have entered into contracts with 15 major hotels to provide the hotel rooms with mini-bars, as well as to operate and service the mini-bars. HOMI, through its subsidiaries, intends to continue to develop the outsource operation program throughout the world. For us to operate in additional countries and/or territories, we will need to negotiate with new hotels. We are currently negotiating several new agreements in Europe.

We currently operate in 15 hotels in 6 countries.

HOMI continues to form new subsidiaries in each new country in which it operates.

In 2004, HOMI, entered into five new outsource agreements for a total of 1,279 mini-bars. These hotels are located in Germany, Italy, Malta and the United States.

In 2004, a hotel in which we operate changed management and as a result, our agreement was terminated in 2005. This represents a loss of 180 mini-bars.

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

Customers and Markets

HOMI currently markets and sells Bartech mini-bars to full-service hotels in 6 countries. These target hotels typically have a minimum of 100 rooms. Target customers in the full-service sector encompass deluxe, luxury, upscale and mid-scale establishments. According to Smith Travel Research, the U.S. full-service sector represented roughly 1.8 million hotel rooms in 2000. Smith Travel Research estimates that the number of new units under construction will increase in major metropolitan cities, specifically San Francisco, Las Vegas, Orlando, Chicago, New York, Washington D.C., Miami, and Los Angles. As of December 31, 2004, HOMI, through its operating U.S. subsidiary, HOS, has outsource operation programs as follows:

Hyatt Regency	San Francisco	Operational	802
Stanhope Park Hyatt	New York	Canceled in 2005	180
Grand Hyatt	Seattle	Operational	425
Hilton	Seattle	Operational	237
Mayflower	Washington	Commence in 2005	657
Hyatt Regency	Boston	Commence in 2005	498

Total			2,799

In January 2005, because of a change in management at the Stanhope Park Hyatt, HOS’s contract with that hotel was cancelled. HOMI believes that these contracts will facilitate further sales in the United States cities. HOMI through HOS, is looking to further penetrate the U.S. market. However, as with any new concept, there is substantial risk that the marketplace may not accept the potential benefits of the technology utilized in this products. Market acceptance of BSI's products will depend, in large part, upon our ability to demonstrate the performance advantages and cost-effectiveness of our products over competing products. There can be no assurance that we will be able to market our technology successfully or that our current or future products will be accepted in the marketplace which could hinder our sales.

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

The traditional mini-bar is a refrigerator with a lock. Hotel guests are supposed to report any United States to the front desk upon check out. Although mini-bar prices are very high, yielding gross margins of approximately 60%, our own informal research indicates that hotels rarely make a profit from the traditional "honor" mini-bar systems. Guests may not be honest in declaring their United States and/or hotel staff may remove items from the mini-bar.

Bartech mini-bars considerably reduce labor costs as one minibar attendant can refill more than 300 Bartech mini-bars as opposed to one attendant per 90 - 100 manual mini-bars. The Bartech system provides inventory controls which we believe mitigate product waste from expiration.

In order to comply with regulations related to the sale of alcoholic beverages in the United States and South Africa, we work under each hotel's license to sell alcohol. The hotel purchases the alcohol to be filled in our mini-bars, and we reimburse the hotel. On average, alcoholic beverages represent only 15-25% of mini-bar sales. Israel does not require a license to sell alcoholic beverages in hotel rooms. In the United States, we operate in a similar way. Currently, we are working Under the Hotel’s alcohol license. We cannot guarantee a hotel's compliance with Applicable regulations, and because we operate under a hotel's license, we do not incur costs of meeting regulatory compliance. Failure of a hotel to comply with these regulations would result in our inability to sell alcohol in our mini-bars, which would result in a decrease in our sales revenues.

Strategy

HOMI's objective is to grow its customer base, especially in the United States during the first stage, and later on, in other countries. To date, we have engaged in three types of agreements with hotels: (a) sales agreements where HOMI purchases mini-bars from BSI at distributors' prices and then resells them to hotels at end-user prices; (b) agreements where HOMI purchases, installs and operates mini-bars in a hotel and shares the mini-bar revenues with the hotel in agreed upon ratios; and (c) agreements with hotels which already have mini-bars, but in which HOMI earns a fee for managing those mini-bars. While we are looking to develop all three arms of this business, our primary focus is on our installation, operation and revenue sharing agreements. HOMI refers to this revenue sharing plan as its "Outsource Operation Program." We intend to enter into long term, 9-10 year, outsource operation program agreements with additional hotels. HOMI intends to develop its outsource operation program of Bartech mini-bars in the United States through HOS, and to offer the outsource operation program in other countries as well. HOMI intends to purchase the Bartech mini-bars from BSI and to operate under exclusive outsourcing contracts with major hotels. HOS has the exclusive right to outsource operations of Bartech mini-bars in the United States. Our main focus is on upscale hotels located in major cities and near airports. To date, HOMI and its subsidiaries have entered into such contracts with eleven hotels: five hotels located in Israel, three hotels located in South Africa, and three hotels located in the United States.

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

This program has been successfully implemented by HOMI's subsidiaries since 1999, in Israel and South Africa, and began in the United States in July 2002 and Europe in 2003. Since Bartech's computerized mini-bar system will register the mini-bar revenues automatically and accurately, it enables us to share the revenues with the hotel in a precise and accurate manner, with a strict control on sales and inventory.

The outsource operation program requires HOMI to purchase the mini-bars and install and operate them. The net revenues from all mini-bar purchases are divided between HOMI and the hotel. The exact terms may vary from hotel to hotel.

We believe additional hotels will be interested in entering into outsource operation agreements with us for the following reasons:

▪	No capital expenditure for the hotel
▪	Another revenue stream
▪	No labor expenses and no operating costs
▪	No purchase of goods and no inventory management
▪	Added service to guests, improved competitive edge
▪	No downside: hotel is taking no risks, financial or other
▪	Hotel has the option to purchase the system (allows for "wait and see")
▪	Outsourcing allows the hotel to focus on major revenue sources
▪	Quality of service: we specialize in the field
▪	Increased control and management, extensive reporting
▪	No maintenance by hotel
▪	Constant technical and technological upgrade

Agreements with Hotels

The following are the basic terms of the outsource operation program contracts HOMI has entered into with several hotels and intends to enter into with additional hotels.

▪	HOMI purchases the mini-bars from BSI and installs them in the hotels and ensures that they are interfaced with the hotel's computer system;

▪	HOMI maintains ownership of the mini-bars;

▪	The hotel provides the cabinet into which the mini-bar is placed, at its own cost;

▪	The hotel provides all wiring necessary for the mini-bars to interface with the hotel's computer system;

▪	HOMI purchases the goods to be filled in the mini-bars; it refills and operates and maintains the mini-bars;

▪	The personnel operating and maintaining the mini-bars are HOMI employees or hotel employees paid by HOMI;

▪	The hotel supplies all glasses, bottle openers, trays and other accessories for the mini-bars, and replaces such accessories on a daily basis;

▪	The hotel grants HOMI access to the guests' rooms at least two times per day;

▪	The hotel provides written instructions and descriptions to its guests with respect to operation and location of the mini-bars;

▪	The hotel collects the revenues from all mini-bar purchases and distributes HOMI's portion. The revenue splits vary between 95% for HOMI and 5% for the hotel and 85% for HOMI and 15% for the hotel;

▪	The pricing of the products stocked in the mini-bar is determined mutually by HOMI and the hotel;

▪	The term of the contract is usually 9-10 years, and may thereafter be extended on a year-to-year basis;

▪	The hotel has an option to purchase the Bartech system starting from the end of the third year of the operation;

▪	Net revenues from all mini-bar purchases are allocated between the hotel and HOMI on a monthly basis;

▪	The hotel will provide HOMI office and storage space within the hotel for a base of operations.

▪	The agreements may be terminated upon written notice of breach of the agreement by the other party.

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

Employees

As of December 31, 2004, HOMI and its subsidiaries had 13 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

HOMI's operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also maintain small offices in Tel Aviv, Johannesburg, San Francisco and New York.

HOMI's headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no cost to HOMI. Schonfeld & Weinstein, L.L.P. is counsel to HOMI and is a shareholder of HOMI. Until September 2004, BTM's headquarters were located at 25 HaMered Street, Tel Aviv, Israel. The monthly rent was $2,800. HOMI leased the space on a month to month basis from a company controlled by Mr. Benzion Perko, a controlling shareholder of HOMI. BTM’s headquarters are currently located at 4 Raul Wallenberg Street, Tel Aviv, Israel, with a monthly rent of $400. This office is leased from a unaffiliated third party. HOMI also leases a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis. HOS has its headquarters at 1 Enbarcadaro Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOS's operations are conducted from the office we utilize at the Hyatt Regency San Francisco. In South Africa, Batim Bartech operates from an office in Johannesburg for monthly rent of $350. We do not intend to acquire or lease any other facilities in the near future. The office space provided us by the hotel is also used to store goods to be placed in the mini-bars and spare parts for the mini-bars. We do not keep any Bartech mini-bars in stock. Instead, we order them on an as needed basis. They are shipped directly from BSI to the hotel. BSI manufactures the Bartech mini-bars in Italy. As we enter into additional outsource operation programs, we will be receiving office space within those hotels from which to conduct our operations.

ITEM 3.  LEGAL PROCEEDINGS

HOMI is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 21, 2004, HOMI held its annual shareholders meeting. An Information Statement for such meeting was filed the Commission. At the annual meeting, the following persons were elected as directors, each to serve a one year term: Jacob Ronnel; Ariel Almog; Rodia Mihali; Avraham Bahry; Boaz Tamir, New Jersey State Senator Robert W. Singer; and Jules M. Polak.

Other matters that were voted upon at the meeting were (1) to amend HOMI’s certificate of amendment to increase the authorized capital of the Company from 30,000,000 shares of common stock to 100,000,000 shares of common stock; (2) to amend HOMI’s by-laws to allow directors to be compensated from HOMI for serving as directors; and (3) to nominate the accounting firm of Kingery & Crouse as HOMI’s independent auditors. Each item was approved with the unanimous vote of all 16,673,796 shares represented at the meeting.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Market For Common Stock
As of March 30, 2005, HOMI has 28,874,880 shares of common stock outstanding held by a total of 111 shareholders. No dividends have been declared as of March 30, 2005.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

First Quarter

High Bid $1.10	Low Bid $1.00

Second Quarter

High Bid $1.50	Low Bid $0.48

Third Quarter

High Bid $0.80	Low Bid $0.48

Fourth Quarter

High Bid $0.80	Low Bid $0.45

In February 2004, the board of directors approved a series of agreements with seven persons by which in return for services rendered to HOMI in the past and in the future they were issued 1,000,000 shares at no consideration. These shares were issued pursuant to a Form S-8 registration statement.

In March 2004, two shareholders, Rodia Mihali and Avraham Bahry, extended to the company additional loans amounting to $600,000 for the purpose of purchase of additional mini-bars. These loans were converted into shares as part of the rights offering the company held in July 2004. Rodia Mihali and Avraham Bahry are both now directors of HOMI.

In May 2004, HOMI approved the conversion of loans extended to HOMI shareholders and others amounting to $414,000 into 828,000 shares of restricted common stock. In addition, two individuals, Rodia Mihali and Avraham Bahry, invested $110,000 in return for 220,000 common shares.

On July 10, 2004, HOMI commenced an offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares were offered. The purchase price was $0.33 per share. The shares of common stock issued in this rights offering are restricted from transfer. This offering expired on August 12, 2004. HOMI raised $936,000 including the conversion of the loans extended to the company by Rodia Mihali and Avraham Bahry in December 2004, and issued 2,834,358 shares of common stock.

In September 2004, Benzion Perko lent HOMI $150,000. In October 2004 HOMI converted this loan, plus a previous loan of $250,000, into 952,381 shares of common stock.

All of these share offerings were made pursuant to Section 4(2) of the Securities Act of 1933. There were no general solicitations or advertisements. All such shares bear legends restricting their transfer.

In November 2004, HOMI entered into agreements with Rodia Mihali and Avraham Bahry pursuant to which each agreed to lend HOMI $350,000. These loans are for a maximum of six months, to be repaid no later than May 2005, and bear interest at 10% per annum. HOMI may repay all or part of these loans, plus accrued interest, through the issuance of its common stock at $.25 per share. These loans are secured by a general lien and security interest over all of HOMI’s assets, but subordinate to all pre-existing liens. Additionally, Ariel Almog, an officer, director and shareholder; Jacob Ronnel, an officer, director and shareholder; and Benzion Perko, a shareholder of HOMI, have pledged a collective total of 2,000,000 of their shares of HOMI common stock as collateral for these loans.

ITEM 6.       MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2004. The following discussion should be read in conjunction with the financial statements for the period ended December 31,2004.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States America. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this yearly report, the terms "we", "us", "our", and "HOMI" mean Hotel Outsource Management International, Inc. and its subsidiaries, unless otherwise indicated.

Accounting Policies

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2004 the Company’s balance sheet includes $4.1 million of fixed assets, net. The Company has completed its impairment test as of January 1, 2005 and has concluded that no impairment write-off is necessary.

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

Our revenues are derived from the purchase and operation of Bartech mini-bars through our outsource program, and management fees for operating “installed base” mini-bars.

HOMI has a United States subsidiary, Hotel Outsource Services, Inc. (HOS), through which it conducts all of its business in the United States. HOS has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in other countries other than the United States.

Contracts With Hotels

As of December 31, 2004, HOMI operated approximately 4,800 Bartech mini-bars in 15hotels.

As of December 31, 2004, HOS operated minibars in 4 hotels in the United States, a total of 1,594 hotel rooms. On November 30, 2004, HOS received a notice from The Stanhope, Park Hyatt NY of a change in the hotel’s ownership and its intension to end its agreement with HOS. As a result of this decision, Hyatt ceased its management of the hotel and terminated its agreement with HOS on January 15, 2005. Hyatt paid HOS $275,000 upon termination as consideration for the minibars located in such hotel.

In February 2004, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe through 2 subsidiaries in Germany and Italy. The subsidiary in Germany signed an agreement regarding installation of 130 minibars in a hotel in Munich, which and commenced operations in April 2004.

In June 2004, HOMI’s German the subsidiary signed an agreement with the Arabella Sheraton Munich to take over the management and operate minibars in 643 rooms in that hotel. Operation in the hotel commenced in June 2004.

In June 2004, HOMI’s Italian subsidiary signed an outsource operation agreement with the Sheraton Diana Milan to operate minibars in 106 rooms in that hotel. Operations commenced in September 2004.

In the quarter ending September 30, 2004 HOS signed 3 agreements with hotels in Seattle, Boston and Washington to install and operate minibars in 1,585 rooms. These installations were completed by the end of the first quarter of 2005.

In October 2004, HOMI’s Italian subsidiary signed an agreement to install and operate 250 minibars in the Radisson hotel in Malta. Installation was completed in the first quarter of 2005.

In February 2005 HOMI’s Italian subsidiary signed an agreement to install and operate 282 minibars in the Meridian hotel in Malta. Installation is expected to be completed in the second quarter of 2005.

For the twelve months ended December 31, 2003 and 2004 we achieved revenues of $1,026,000 and $1,647,000, respectively, from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us.

For the year ended December 31, 2004, we received 26% of our revenues from operations in Israel, 22% from operations in South Africa, 10% from our operation in Europe and 42% from operations in the United States. For the year ended December 31, 2003, we received 44% of our revenues from operations in Israel, 23% from South Africa, and 33% from operations in the United States. In 2004, no single customer accounted for more than 31% of our total revenues. Our three largest customers accounted for a collective total of 55.1% of our revenues in 2004.

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

Financing Agreement

On February 28, 2005, HOMI entered into a financing agreement with Solog Mifalei Srigah Ltd., a public limited company whose stock is traded on the Tel-Aviv Stock Exchange.

Pursuant to the Solog Financing Agreement, HOMI has been granted a loan facility by Solog, which will allow HOMI to draw down up to $10,000,000, in such amounts and at such times as required in accordance with its operations, during the two year term of the financing agreement. For the term of this Solog financing agreement, Solog has delivered a contingent undertaking not to provide other entities in HOMI’s industry with financing, and HOMI has delivered a contingent undertaking not to obtain external, third party, non-convertible debt financing from any party other than Solog.

The Financing will be in the form of loans to HOMI and/or its subsidiaries, which will be repaid at a monthly rate, principal plus interest, of $15 per $1,000 of principal, assuming a 9-year loan period. If the loan period is less than 9 years, the interest rate will be reduced accordingly. The loans will correspond in length to the terms of the outsource operation agreements which HOMI and/or its subsidiaries have entered, or will enter, into with hotels, and the specific purpose of the Financing is to enable HOMI and/or its subsidiaries to purchase, and/or refund and/or operate the minibars at such hotels.

The Loans will be secured by a lien on all minibars in respect of which the Loan was received, and a security interest and assignment of a portion of HOMI’s and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding Loans, principal plus interest.

For each $1,000,000 of Financing that has been completed by Solog, Solog will be entitled to receive non-assignable, non-transferable options to purchase 300,000 shares of HOMI’s common stock, at a price of $0.65 per share, exercisable by cash payment upon 45 days’ advance written notice, at any time within a period ending on the third anniversary of the date of the Solog Financing Agreement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

HOMI (CONSOLIDATED)

Revenues

For the years ended December 31, 2003 and 2004, HOMI had revenues of $1,026,000 and $1,647,000, respectively, an increase of $621,000 or 60.5%. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in the United States and Europe.

Net Loss

Net loss decreased from $804,000 to $732,000, a decrease of 9% in the respective twelve-month periods. The decrease in net loss is the result of an increase in revenues and a decrease in expenses.

Gross Profit

Gross profit increased from $308,000 to $488,000, or 58.4% for the years ended December 31, 2003 and 2004, respectively.  As a precentage of revenue, gross profit margins remained at 30%.

Cost Of Goods Sold And Operating Expenses

Cost of sales, before consideration of depreciation expense, for the years ended December 31, 2003 and 2004 were $501,000 and $797,000 respectively, an increase of $296,000 or 59.08%, as a result of increase in revenues. As a percentage of gross revenues the cost of sales decreased slightly from 48.8% to 48.4%. Depreciation expense for the years ended December 31, 2003 and 2004 was $217,000 and $362,000, respectively, an increase of $145,000, or 66.8%.  However, as a percentage of revenues, depreciation expense remained relatively stable.

General and administrative expenses increased from $815,000 to $960,000, or 17.8% for the years ended December 2003 and 2004, respectively, due to expansion of our business into five new hotels, and an increase in salaries. As a percentage of revenues, general and administrative expenses increased from 79.4% to 58.3%.

Selling and Marketing expenses increased from $118,000 to $243,000, or 105.9%. These selling and marketing expenses were incurred in connection with the expansion of our network, primarily in Europe.

Operating loss increased from $625,000 for the years ended December 31, 2003 to $715,000 for the similar period in 2004. Operating loss as a percentage of revenues decreased from 61% to 43%.

For the years ended December 31, 2003 and 2004 we had $187,000 and $67,000 in financial expenses, respectively, a decrease of $120,000, or 179.1%.

For the year ended December 31, 2003 we had other expenses of $97,000, and for the years ended December 31, 2004, we have other expense of $2,000.

Liquidity And Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2004 of $(2,295,000).  During year ended December 31, 2004, we incurred a net loss of $(732,000). During the year ended December 31, 2003, we incurred a net loss of $(804,000).

During the year ended December 31, 2004, our cash and cash equivalents increased, primarily as a result of cash from certain shareholders subscribing to a private placement rights offering. The primary use of cash was for the purchase of additional mini-bars and our continued operations.

On December 31, 2004, HOMI had long term liabilities of $837,000 for long term loans from other banks and others (including $611,000 from shareholders), $307,000 current maturities, and short-term bank credit of $359,000.  The Company believes this amount of cash plus cash that will be generated from operations and the new credit facility entered in 2005, will be adequate to meet its nedds for the rest of 2005.

On December 31, 2004, HOMI had cash and cash equivalents of $263,000, and bank deposits of $34,000.

In 2004 the company financed its operations as follows:

(1)	$936,000 (including the conversion of $600,000 of debt) from HOMI's rights offering which occurred between July and August 2004;

(2)	$322,000 from BSI's investment in HOS. We used this money to purchase Bartech mini-bars and as working capital for HOS;

(3)	$225,000 from new investors;

(4)	In September 2004 a shareholder lent the Company $150,000. In October 2004 the company converted this loan, plus a previous loan of $250,000 into 952,381 shares of common stock;

(5)	In November 2004 two shareholders agreed to loan the company an additional $700,000.As of December 31,2004 the amount is $712,000.

The total amount of shareholders loans as of December 31, 2004 was $1,331,000, of which $611,000 are long-term loans and $720,000 are short-term loans.  HOMI has the right to repay all or part of the short-term loans, plus accrued interest, through the issuance of Company common stock at a price of $0.25 per share. The loans are secured by a general lien and security interest over all of HOMI’s assets, which will be subordinate to all pre-existing liens on the assets. Additionally, three shareholders pledged a collective total of 2,000,000 of their shares in the Company as collateral for the $700,000 of loans received by HOMI in November 2004.

Off Balance Sheet Arrangements

HOMI has no sifnificant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

HOMI's subsidiaries in Israel are subject to a 35% corporate tax rate. The South African subsidiary is subject to a 30% corporate tax rate.

Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

As of December 31, 2004, HOMI’s subsidiaries in Israel had approximately $836,000 net operating loss carry forwards. As of December 31, 2004, HOS had approximately $851,000 net operating loss carry forwards. As of December 31, 2004, Batim Bartech had approximately $82,000 net operating loss carry forwards. The loss carry forwards in Israel and South Africa have no expiration date, whereas the net operating loss carry forwards incurred in the United States expire at various times through December 31, 2024.

As of December 31, 2004, HOMI and it subsidiaries have provided valuation allowances of $344,000 in respect of deferred tax assets, resulting from tax loss and temporary differences.

ITEM 7.   FINANCIAL STATEMENTS

The response to this is enclosed in a separate section of this report, see page F-1.

ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosed in Form 8-K filed on March 18, 2004, and Form 8-K filed on December 23, 2004.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)).  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not applicable

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of March 30, 2004 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

HOMI

NAME	AGE	POSITION

Jacob Ronnel	48	CEO, President, Director

Ariel Almog	37	COO, Secretary, Director

Sigal Grinboim	40	CFO

Avraham Bahry	59	Chairman

Rodia Mihali	63	Director

Senator Robert Singer	57	Director

Jules Polak	58	Director

Boaz Tamir	52	Director

BTM

NAME	AGE	POSITION

Jacob Ronnel	48	CEO, Director

Ariel Almog	37	COO, Director

HOS

NAME	AGE	POSITION

Jacob Ronnel	48	CEO, President, Director

Ariel Almog	37	COO, Secretary, Director

HILA

NAME	AGE	POSITION

Jacob Ronnel	48	CEO, President, Director

Ariel Almog	37	COO, Secretary, Director

BATIM BARTECH

NAME	AGE	POSITION

Ariel Almog	37	COO, Director

Daniel Golan	60	CEO, Director

Jacob Ronnel	48	President, Director

Biographies

Jacob Ronnel, 48, has been Chief Executive Officer, President and a director of HOMI since December 28, 2001, director and Chief Executive Officer, of Bartech Mediterranean Ltd. since May 1997 where he became a managing director in March 1998; CEO, President and a director of Hila since its inception in 2001; President and a director of Batim Bartech since inception in 1999 and director and chief executive officer of Hotel Outsource Services, Inc. since September 2001. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de LaUnited Statesnne, Switzerland.

Ariel Almog, 37, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001. He has been Chief Operating Officer and a director of Bartech Mediterranean Ltd. since May 1997 and a general manager since March 1998, COO, secretary and a director of Hila since its inception in 2001, COO and a director of Batim Bartech since inception in 1999 and a director and chief operating officer of Hotel Outsource Services, Inc. since September 2001. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Daniel Golan, 30, has been Chief Executive Officer and a director of Batim Bartech since 1999. He has served as a marketing consultant for various businesses since 1998. From 1988 to 1998 he practiced law in Tel Aviv. From 1984 to 1988 he served as counselor for economic and commercial affairs in the Israeli embassy in South Africa. Mr. Golan received degrees in economics, statistics and law from the Hebrew University in Jerusalem.

Sigal Grinboim, 40, has been Chief Financial Officer of HOMI since December 2004. From 2003 to 2004, Ms. Grinboim was a partner at Romano & Co., an accounting firm located in Israel. From 1997 to 2002, Ms. Grinboim was Chief Financial Officer of Amos Gazit Ltd, an international import and export company located in Israel. She is a certified public accountant and has a degree in Business Management and Accounting from Tel Aviv University.

Rodia Mihali, 63, has been a director of HOMI since February 2004. For the past 20 years, he has served as a consultant for various businesses in the United States and Europe.

Avraham Bahry, 59, has been Chairman of HOMI since December 2004. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Boaz Tamir, 52, has been a director of HOMI since December 2004. Mr. Tamir is a founding partner of Montefiore Partners Venture Capital fund, and Ronald Group (Environment), a consulting firm. Dr. Tamir also founded and directed, with PWLL Accountants, Ya’ad Business Development Ltd., a consulting company. He was the founder and chief executive officer of Be-Connected, a telecommunications company. Dr. Tamir received a Ph.D in Business Administration and Political Economy from MIT.

Senator Robert W. Singer, 57, has been a director of HOMI since December 2004. Senator Singer is a member of the New Jersey State Senate where he is a member of the Senate Health, Human Services and Senior Citizens Committee, of which he was co-chairman from 2002 to 2003. Since 1997, Senator Singer has been a member of the Senate Commerce Committee. He was Republican Senate Majority Leader from 2002 to 2003. Prior to being elected to the New Jersey State Senate, Senator Singer was member of the New Jersey General Assembly from 1986-1989 and 1992-1993. Senator Singer has been Vice Chairman of the Ocean County Board of Health since 1999, a member of the Board of Trustees of Georgian Court College since 2002, and Chairman of the Lakewood Municipal Utilities Authority since 1999.

Jules M. Polak, 58, has been a director of HOMI since December 2004. Mr. Polak has been a principal of Jules Polak Business Consulting Ltd. since 2000. From 1993 to 2000, he was Chief Executive Officer of Golden Pages Israel, the yellow pages publisher of Israel. He has been a director of several privately held companies in Israel.

Compliance with Section 16(a) of the Exchange Act

There were no officers, directors and/or beneficial owners of 10% or more of HOMI’s common stock that have not filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during prior fiscal years.

Code of Ethics

HOMI has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. HOMI will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Audit Committee Financial Expert

HOMI’s board of directors has determined that HOMI has one financial expert serving on its audit committee: Mr. Boaz Tamir. Mr. Tamir is an independent director.

ITEM. 10	EXECUTIVE COMPENSATION

Name And Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compen-sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)
Jacob Ronnel	2002	$61,920
CEO, President	2003	$100,000
	2004(1)	$100,000					$13,491

Ariel Almog	2002	$117,500
COO, Secretary	2003	$130,200
	2004(2)	$161,000

Daniel Golan(3)	2002	$24,000
CEO of Batim	2003	$41,000
Bartech	2004	$58,000

Sigal Grinboim	2002	N/A
CFO	2003	N/A
	2004	$20,000

Avraham Bahry	2002	N/A
Chairman	2003	N/A
	2004	$5,000

Rodia Mihali	2002	N/A
	2003	$0
	2004	$33,000
(1)
In 2004, Mr. Ronnel’s salary was paid as follows: BTM- $24,497; HOS-$39,996; HOMI- $48,998. According to the employment agreement entered into by Jacob Ronnel and HOS which commenced June 2002, Mr. Ronnel shall serve as Chief Executive Officer at $80,000 per year; however, Mr. Ronnel received only 50% of his base salary ($40,000 per year) until June 2003, and resumed his $80,000 per year salary in July 2003. Mr. Ronnel is entitled to an annual performance-based bonus. HOS may terminate this agreement upon 90 days written notice.

(2)
Mr. Almog’s entire salary was paid by HOS. Pursuant to Ariel Almog's employment agreement with HOS, Mr. Almog is to receive an annual base salary of $80,000 per year as Chief Operating Officer, commencing June 2002. Mr. Almog will be entitled to annual performance-based bonuses. Mr. Almog also receives $1,000 per month for medical insurance, matching 401(k) contributions up to 5% of his base salary, a housing allowance of between $2,500 and $2,700 per month, $1,300 per month child education allowance, a car, and a one-time relocation allowance of $5,000. HOS may terminate this employment agreement upon 90 days written notice. Commencing in April 2002, Mr. Almog has been receiving an annual gross salary of $80,000 per year from HOS, plus up to $70,000 in expenses from HOS.

(3)	From January 2002 to July 2003, Daniel Golan received an annual salary of $24,000 from Batim Bartech. Since in August 2003, Mr. Golan has been receiving an annual salary of $41,000.

HOMI intends to adopt an Employee Stock Option Plan for management and key employees in which between 2,000,000 and 3,000,000 options would be issued. However as of the date of this report, no such plan has been adopted.

Directors Compensation

Directors will be reimbursed for the expenses they actually incur in attending board meetings. Directors will not be paid a fee for their service or attendance at board. HOMI has agreed issue Mr. Rodia Mihali options to purchase up to 1,000,000 shares of HOMI common stock at $.50 per share. These options shall be issued 40,000 per month for 25 months and expire 30 days after the last issuance. As of March 30, 2005, Mr. Mihali had been issued 520,000 options. None of these options have been exercised. Mr. Avraham Bahry and Mr. Rodia Mihaili each have consulting agreements with HOMI, pursuant to which each is to receive $75,000 per year commencing January 1, 2005.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of December 31, 2004, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

more than 5% of the outstanding shares of our common stock; each of our officers and directors; and all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	2,276,917	7.9%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,726,917	9.4%

Blackborn Consulting (1999) LTD.(1) 25 HaMerad Street Tel Aviv, Israel	3,201,917	11.1%

Daniel Golan(2) 406c Sandhurst Gardens Sandton Johannesburg, South Africa	200,000.7%

Rodia Mihali 21 Neher St Munich, Germany	2,545,645(3)	8.8%

Sigal Grinboum 7 Barazani Street Ramat Aviv, Israel	0	0%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	1,315,000	4.5%

Jules Polak 4 Kiriati Street Ramat Gan, Israel	0	0%

Boaz Tamir 10 Hoaranim Street Zichron-Yaacov, Israel	0	0%

Robert W. Singer 2110 West County Line Road Jackson, New Jersey	0	0%

All officers and directors as a group (10 people)(3)	12,226,396	42.5%(2)

(1)	The beneficial owner of the securities held by Blackborn Consulting is Mr. Benzion Perko, 17 Alterman Street, Kfar-Saba, Israel.

(2)	Mr. Golan owns these shares through Ice Maiden International Ltd., of which he is the beneficial owner.

(3)	Includes options to purchase 600,000 common stock exercisable over the next 60 days held by Rodia Mihali.

ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Cassel Economic and Financial Consultants Ltd. accrued $79,274 and $37,239 for the years ended December 31, 2003 and 2004, respectively, for rent of executive offices and office services. Benzion Perko, a controlling shareholder of HOMI, is the control person of Cassel Economic and Financial Consultants Ltd. The outstanding liability as of December 31, 2004 is $0.

In the year ended December 31, 2004, Mr. Benzion Perko lent HOMI a total of $557,000 through two companies which he controls: Paroz Promotion and Investing Ltd and Coventry Promotion and Investing Ltd. The outstanding balance as of December 31, 2004 was $0.

In the year ended December 31, 2004, Calderstone Investment Ltd., a shareholder of HOMI, lent HOMI $33,960, none of which was outstanding at December 31, 2004.

In 2003, a subsidiary of HOMI loaned Daniel Golan (through Batim Homes Ltd) RAND 23,285 (approximately $3,500). This loan was repaid in March 2004. Additionally, in 2003, Daniel Golan, a shareholder of HOMI, and director and officer of Batim Bartech lent Batim Bartech $16,000. As of December 31, 2004 the balance owed is RAND 1,515,158 (approximately $299,000).

On December 1, 2003, Jacob Ronnel and Ariel Alomg, officers and directors of HOMI, each loaned the company $150,000. Interest on this loan accrues 4% per annum. The loans and interest are due on December 1, 2008.

In February 2004 HOMI signed a consultancy agreement with Benzion Perko. In consideration of the services rendered by Mr. Perko, HOMI issued to 500,000 shares at a deemed value of $150,000. In addition HOMI was to pay Mr. Perko a monthly consulting fee of $3,000 plus VAT. This agreement was terminated in September 2004.

In March 2004, HOMI entered into an agreement with Mr. Avraham Bahry, a shareholder of HOMI, and Mr. Rodia Mihali, a director and shareholder of HOMI, pursuant to which Mr. Bahry and Mr. Mihali lent the Company $300,000 bearing interest at the annual rate of LIBOR for six months plus 1%. This loan which was due June 30, 2004, was converted into shares of HOMI’s common stock in right offering dated July 2004. Mr. Bahry has since been elected a director of the company.

In May 2004, HOMI approved the conversion of $414,000 of debt into 828,000 shares of HOMI common stock. Of the loans converted, $299,000 were loans to HOMI by shareholders.

On July 10, 2004, HOMI commenced an offering to its existing shareholders pursuant to which each shareholder was offered the right to purchase one share of HOMI common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares were offered at $.33 per share. All shares bear legends restricting their transfer. This offering expired on August 12, 2004. HOMI raised a total of $936,000 including conversion of the March 2004 loan to HOMI by Avraham Bahry and Rodia Mihali. A total of 2,834,358 shares were issued.

In September 2004, Mr. Benzion Perko lent HOMI $150,000. In October 2004, HOMI converted this loan plus an existing loan of $250,000 into 952,381 shares of common stock.

In November 2004, HOMI entered into agreements with Avraham Bahry and Rodia Mihali pursuant to which each agreed to lend HOMI $350,000. The terms of the loan are 6 months, due and payable May 2005, and accrue interest at 10% per annum. The loans may be converted into common stock at $.25 per share and are secured by a general lien and security interest on all of the company’s assets, subordinate to all pre-existing liens. Additionally, Jacob Ronnel, Ariel Almog and Benzion Perko pledged a collective total of 2,000,000 of their HOMI common shares as collateral for these loans.

On February 28, 2005, Hotel Outsource Management International, Inc. entered into a financing agreement with Solog Mifalei Srigah Ltd. (“Solog”), a public limited company whose stock is traded on the Tel-Aviv Stock Exchange. Pursuant to this financing agreement, HOMI has been granted a loan facility by Solog, which will allow HOMI to draw down up to $10,000,000, in such amounts and at such times as required in accordance with its operations, during the two year term of the financing agreement. For the term of the Solog financing agreement, Solog has delivered a contingent undertaking not to provide other entities in HOMI’s industry with financing, and HOMI has delivered a contingent undertaking not to obtain external, third party, non-convertible debt financing from any party other than Solog.

The financing will be in the form of loans to HOMI and/or its subsidiaries, which will be repaid at a monthly rate, principal plus interest, of $15 per $1,000 of principal, assuming a 9 year loan period. If the loan period is less than 9 years, the interest rate will be reduced accordingly. The loans will correspond in length to the terms of the outsource operation agreements which HOMI and/or its subsidiaries have entered, or will enter, into with hotels, and the specific purpose of the financing is to enable HOMI and/or its subsidiaries to purchase, and/or refund and/or operate the minibars at such hotels.

The loans will be secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI’s and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest.

For each $1,000,000 of financing that has been completed by Solog, Solog will be entitled to receive non-assignable, non-transferable options to purchase 300,000 shares of HOMI’s common stock, at a price of $0.65 (sixty-five cents) per share, exercisable by cash payment upon 45 days’ advance written notice, at any time within a period ending on the third anniversary of the date of the financing agreement.

ITEM 13.   EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-B

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation(1) (2)
3.2	By-Laws (1) (2)
10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	BTM-BSI Agreement for South Africa (1) (3)
10.3	HOS-BTM Stock Purchase Agreement((1) 3)
10.4	HOS-BTM Stockholders' Agreement (1) (3)
10.5	HOS-BTM Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by BTM to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between BTM and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003(1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005
10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
14.0	Code of Ethics(8)
21.0	Subsidiaries(3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Sigal Grinboim pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Jacob Ronnel required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	Certification of Jacob Ronnel required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.
(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.
(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.
(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.
(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.
(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.
(7)	Incorporated by reference from Form 8-K filed April 8, 2004.
(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2003 and December 31, 2004 for professional services rendered by HOMI’s independent auditors for the audits and review of financial statements contained in Forms 10-QSB were $35,000 and $43,200, respectively. All services provided by independent accountants were approved by the audit committee of HOMI.

Audit-Related Fees

The aggregate fees billed in the years ended December 31, 2003 and December 31, 2004 for assurance and related services by our independent auditors that were reasonably related to the performance of the audit or review of HOMI’s financial statements and which were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for the years ended December 31, 2003 and December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively. The nature of these services was consultation and preparation of tax returns.

All Other Fees
The aggregate fees billed in the years ended December 31, 2003 and December 31, 2004 were $0 and $0, respectively. Theses fees were related to reviews of HOMI’s filings and other advisory services related to the requirements under the Sarbanes Oxley Act.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the company for the purpose of preparing or issuing an audit report or related work.

The Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 14, 2005	By:	/s/ Jacob Ronnel
Jacob Ronnel, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Jacob Ronnel		/s/ Ariel Almog
	Jacob Ronnel, President, Director		Ariel Almog, Secretary, Director
Dated:	April 14, 2005	Dated:	April 14, 2005

	/s/ Sigal Grinboim		/s/ Rodia Mihali
	Sigal Grinboim, Chief Financial Officer		Rodia Mihali, Director
Dated:	April 14, 2005	Dated:	April 14, 2005

	/s/ Avraham Bahry		/s/ Jules Pollak
	Avraham Bahry, Director		Jules Pollak, Director
Dated:	April 14, 2005	Dated:	April 14, 2005

	/s/ Boaz Tamir		/s/ Robert W. Singer
	Boaz Tamir, Director		Robert W. Singer, Director
Dated:	April 14, 2005	Dated:	April 14, 2005

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

INDEX

Page

Reports of Independent Registered Public Accounting Firms	2, 3

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations	6

Statements of Changes in Shareholders' Equity	7

Consolidated Statements of Cash Flows	8-9

Notes to the Consolidated Financial Statements	10-29

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hotel Outsource Management International Inc. and subsidiaries

We have audited the accompanying balance sheet of Hotel Outsource Management International Inc. and subsidiaries (the “Company”), as of December 31, 2004, and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KINGERY & CROUSE, P.A. s/s

April 14, 2005
Tampa, FL

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
PHONE: 813.874.1280 ■ FAX: 813.874.1292 ■ WWW.TAMPACPA.COM

INDEPENDENT AUDITORS’ REPORT

to the Shareholders of

HOTEL OUTSOURCING MANAGEMENT INTERNATIONAL INC.

(Formerly: Benjamin Acquisition Inc.)

We have audited the accompanying consolidated balance sheet of Hotel Outsourcing Management International Inc. (Formerly: Benjamin Acquisition Inc.) (the "Company") and its subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

“Staley, Okada & Partners”

Vancouver, Canada	Staley, Okada and Partners
March 30, 2004

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,	December 31,
	Note	2003	2004

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		137	263
Short-term bank deposits		19	34
Trade receivables		195	270
Related party receivables	3	23	87
Other accounts receivable		97	270
Inventory		98	170

		569	1,094

LONG-TERM INVESTMENTS AND RECEIVABLES:

Investments in an affiliated company	4	13	21
Severance pay fund		23	13
Trade receivables		47	-

		83	34

PROPERTY AND EQUIPMENT, NET:	5	2,489	4,017

OTHER ASSETS - CONTRACT RIGHTS	6	56	57

		3,197	5,202

See notes to the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,	December 31,
	Note	2003	2004

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short-term bank credit	7	347	359
Current maturities of long-term loans	9	365	307
Due to Bartech Systems International	10	288	735
Other related party loans	15	573	712
Trade payables		130	200
Other accounts payable and accrued expenses	8	115	221

		1,818	2,534

LONG-TERM LIABILITIES:

Long-term loans from banks and shareholders	9	1,029	837
Accrued severance pay		25	13
Deferred taxes	14	19	48

		1,073	898

COMMITMENTS AND CONTINGENT LIABILITIES	10

MINORITY INTEREST		233	500

SHAREHOLDERS' EQUITY:

Share capital -	11
Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares as of December 31, 2004 and 2003; Issued and outstanding: 0 shares as of December 31, 2004 and 2003; Common stock of $ 0.001 par value - Authorized: 100,000,000 shares as of December 31, 2004 and 30,000,000 shares as of December 31, 2003; Issued and outstanding: 28,834,880 shares as of December 31, 2004 and 23,000,000 shares as of December 31, 2003;		23	29
Additional paid-in capital		1,579	3,491
Accumulated other comprehensive income		34	45
Accumulated deficit		(1,563)	(2,295)

		73	1,270

		3,197	5,202

See notes to the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2003	2004

Revenues	12	1,026	1,647

Cost of revenues		(501)	(797)

Depreciation		(217)	(362)

Gross profit		308	488

Operating expenses:

Selling and marketing		(118)	(243)

General and administrative		(815)	(960)

Operating loss		(625)	(715)

Financial expenses, net	13	(187)	(67)

Other expenses, net		(97)	(2)

Loss before taxes on income		(909)	(784)

Tax provision (benefit) (on income)	14	24	(11)

		(885)	(795)

Equity in earnings (losses) of an affiliated company		-	8

Minority interest in losses of unconsolidated subsidiaries, net		81	55

Net loss		(804)	(732)

Basic and diluted net loss per share		(0.036)	(0.029)

Weighted average number of shares used in computing basic and diluted net loss per share		22,512,329	25,605,107

See notes to the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Other Comprehensive loss	Total

Balance as of January 1, 2003	22,000,000	22	867	10	(759)	-	140

Issuance of shares	1,000,000	1	499	-	-	-	500
Capital Reserve in accord with issuance of shares to consultants	-	-	213	-	-	-	213
Foreign currency translation adjustments	-	-	-	24	-	24	24
Net loss	-	-	-	-	(804)	(804)	(804)

Total comprehensive loss						(780)

Balance as of December 31, 2003	23,000,000	23	1,579	34	(1,563)		73

Issuance of shares	4,834,880	5	1,826	-	-	-	1,831
Issuance of shares to consultants	1,000,000	1	86	-	-	-	87
Foreign currency translation adjustments	-	-	-	11	-	11	11
Net loss	-	-	-	-	(732)	(732)	(732)

Total comprehensive loss						(721)

Balance as of December 31, 2004	28,834,880	29	3,491	45	(2,295)		1,270

See notes to the consolidated financial statements

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	Year ended December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(804)	(732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	370
Compensation expense resulting from shares granted	213	87
Increase (decrease) in accrued severance pay, net	1	(2)
Accrued interest and linkage difference on loans, net	66	(42)
Equity in losses (earnings) of an affiliated company	-	(8)
Loss on sale of property and equipment	-	-
Minority interest in losses of subsidiaries, net	(81)	(55)
Deferred income taxes, net	(4)	23
Increase in inventory	(12)	(62)
Increase in trade receivables	(18)	(16)
Decrease (increase) in related parties	88	(64)
Decrease (increase) in other accounts receivable	(78)	(134)
Increase in trade payables	25	57
Increase (decrease) in other accounts payable and accrued expenses	(32)	117

Net cash used in operating activities	(412)	(461)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(826)	(1,308)
Proceeds from sale of property and equipment	-	-
Short-term bank deposits, net	7	(14)
Short-term loans to a shareholder	-	-

Net cash used in investing activities	(819)	(1,322)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of shares, net	500	1,508
Issuance of shares to minority in subsidiary	154	322
Payment of receivables on account of shares	-	-
Proceeds from long-term loans from banks and others	197	-
Repayment of long-term loans from banks and others	(294)	(351)
Proceeds from loans from shareholders, net	522	458
Short-term bank credit, net	119	(36)

Net cash provided by financing activities	1,198	1,901

Effect of exchange rate changes on cash and cash equivalents	8	8

Increase (Decrease) in cash and cash equivalents	(25)	126

Cash and cash equivalents at the beginning of the year	162	137

Cash and cash equivalents at the end of the year	137	263

See notes to the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Supplemental cash flow activities:	Year ended December 31,
	2003	2004

(a) Non-cash transactions:
Purchase of property and equipment	288	735

Loans from shareholders converted into shares	-	323

(b) Cash paid during the year for interest	121	79

See notes to the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-	GENERAL AND NATURE OF OPERATIONS

a.	Hotel Outsource Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. The Company changed its name from Benjamin Acquisitions Inc. in February 2002

Pursuant to the terms of an Agreement and Acquisition Plan (hereinafter - "the Agreement") dated December 28, 2001 between HOMI, Bartech Mediterranean Ltd. ("Bartech Med") and its shareholders, HOMI issued 12 million shares to the shareholders of Bartech Med in exchange for all of the outstanding share capital of Bartech Med, thus converting Bartech Med into a wholly owned subsidiary of HOMI.

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

HOMI registered 7,566,032 shares on the OTCBB and commenced trading on February 25, 2004.

b.
Bartech Med was incorporated under the laws of Israel in 1997 and is a provider of services to hotels. Bartech Med is the exclusive distributor of Bartech Systems International and Bartech EMEA SARL (together: "Bartech Int.") in Israel. Bartech Int. is a manufacturer of computerized minibars for hotels. Since inception, Bartech Med has sold and installed computerized minibars in hotels.

In 1999, Bartech Med expanded its scope of operations to purchasing minibars and signing exclusive outsources agreements with hotels for the provision and operation of the minibars. The hotels receive a monthly commission computed as a percentage of the revenues. In addition, Bartech Med operates through subsidiaries and affiliates. For a description of Bartech Med’s subsidiaries and affiliates see Note 1c.

Bartech Med and its subsidiaries are dependent upon a sole supplier (Bartech Int.) to provide minibars custom built to client specifications. Failure of this supplier to supply Bartech Med with products in a timely and satisfactory manner or termination of the exclusivity agreement could adversely affect the financial condition and operating results of Bartech Med.

Hereinafter, HOMI and Bartech Med will be referred to as "the Company".

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

c.	Subsidiaries and Affiliates of the Company:

1.	Commencing with the end of 1999, a 50% owned Israeli affiliate operates minibars in one hotel in Israel.

2.	A wholly owned Israeli subsidiary operated minibars in one hotel in Eilat, Israel. In June 2003, the wholly owned subsidiary terminated the contract with the hotel and has been inactive since.

3.
Commencing with the year 2000, a 50% owned affiliate commenced operations in South Africa. As of December 31, 2004, this company operates minibars in 3 hotels in Johannesburg and Cape Town (868 hotel rooms). Bartech Med’s holdings in this affiliate are via its 100% ownership of a company incorporated in the British Virgin Islands.

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

4.
Commencing with the year 2001, through a wholly owned United States subsidiary, the Company formed a 70% owned subsidiary (hereinafter - "HOS") and commenced outsource operations in the United States. The remaining 30% is held by Bartech Systems International - the Company’s major suppliers of minibars (see Note 10c).

As of December 31, 2004, HOS operates minibars in 4 hotels in the United States (1,594 hotel rooms). HOS received on November 30, 2004 a letter from The Stanhope, Park Hyatt NY advising that the owner of the property known as The Stanhope Park Hyatt NY (“Hotel”), has notified Hyatt Corporation of its sale of the property to a new owner who intends\ed to cease Hotel operations, and therefore end the Hyatt Management Agreement. As a result of this decision, Hyatt ceased its management of the hotel on January 15, 2005 and terminated its contract with HOS. According to the agreement between HOS and the Hyatt, in January 2005, the Hyatt purchased the minibars (which had a net book value of approximately $187,500 as of December 31, 2004) for $275,000. The payment was received in January 2005.

In the quarter ending September 30, 2004 HOS signed 3 agreements with hotels in Seattle, Boston and Washington to install and operate minibars in 1,585 rooms. These installations were completed by the end of the first quarter of 2005.

5. In February 2004, a wholly owned subsidiary in Luxembourg was formed and commenced its operations in Europe through 2 subsidiaries in Germany and Italy.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

The subsidiary in Germany signed an agreement regarding installation of 130 minibars in a hotel in Munich and commencement of operations started in the beginning of April 2004.

In June 2004 the subsidiary in Germany signed an agreement with the Arabella Sheraton Munich to take over the management and operate minibars in 543 rooms in that hotel. Operations in the hotel commenced in June 2004.

In June 2004 the subsidiary in Italy signed an outsource operation agreement with the Sheraton Diana Milan to install and operate minibars in 106 rooms in that hotel. The subsidiary in Italy commenced operations in the hotel in September 2004. The agreement is due till August 2005 with an option for an extension.

In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 minibars in the Hyatt hotel in Malta, installation is to be completed in the first quarter of 2005.

In February 2005 the subsidiary in Italy signed an agreement to install and operate 282 minibars in the Meridian hotel in Malta, installation is to be completed in the second quarter of 2005.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

a.	Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements arise from management’s belief that all of the Company’s long-lived assets are recoverable and that depreciable lives on the mini-bars are reasonably stated. The markets for the Company’s products are characterized by competition, evolving standards and price competition, all of which could impact the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

b.	Financial statements in US dollars:

The majority of the Company's sales are in dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

The financial statements of a foreign subsidiary, whose functional currency is not the US dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

f.	Inventory:

Inventory is stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow moving items. Cost is determined using the "first-in, first-out" method. Inventory is composed of the food products and drinks sold at the minibars in hotels.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

h.	Other assets:

Contract rights for operating minibars in hotels in South Africa are amortized using the straight-line method over the contracts periods with the hotels - 10 years.

i.     Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expect to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

As of December 2003 and December 2004, no impairment losses have been identified.

j.	Revenue recognition, and Accounts Receivable:

Revenues are derived from operating minibars through exclusive long-term revenue sharing agreements with hotels.

Revenues from product sales derived from outsource activity (minibars' content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable. The Company determines such revenues by receiving confirmation of sales from hotels using its minibars (see Note 10a).

The Company’s payment terms are normally net 15 days from invoicing. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base.

k.	Investments in affiliates:

The investment in companies over which the Company can exercise significant influence (generally, entities in which the Company holds 20% to 50% of ownership or voting rights) is presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate or otherwise committed to provide

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

further financial support to the affiliate. Where the Company’s share of an affiliate’s losses is greater than the investment in such an affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability.

m.	Accounting for stock based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured at intrinsic value, which is the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statements 123 permitted, but not required, share-based payments to employees to be recognized based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after June 15, 2005. The adoption of Statement 123R may have in the future, a significant effect on the Company’s results of operations.

n.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

o.	Concentrations of credit risk:

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The majority of the

Company's cash and cash equivalents are invested in interest bearing dollar and dollar-linked instruments or in NIS deposits and South African Rand bearing interest with major Israeli, US and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary for the years ending December 31, 2003 and 2004.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign currency hedging arrangements.

p.	Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company’s liability in Israel is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance pay expenses (income) for the years ended December 31, 2003 and 2004 amounted to $11 and $(2), respectively.

q.	Advertising Costs

Advertising expenses were zero for both of the years ended December 31, 2004 and 2003.

r.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). In periods in which they would be anti-dilutive, common equivalent shares are ignored in the loss per share calculations. As a result, basic and diluted net loss per share is identical for both of the years in the accompanying consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Shares issued at par value are recorded as outstanding shares for all reported periods in the same manner as stock issued as a stock dividend or a stock split. All share and per share amounts have been retroactively adjusted to reflect such issuance.

s.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and long-term loans from banks and others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair value of non-related long-term loans also approximates the carrying value, since they bear interest at rates approximating the prevailing market rates. It was not practicable to estimate the fair value of certain related party loans due to a lack of similar arrangements in the marketplace and uncertainty as to the date and/or manner in which such loans will be satisfied.

t.	Reclassifications

Certain amounts in the 2003 financial statement have been reclassified to conform to the presentation in the 2004 financial statements.

u.	Liquidity

The Company’s consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, the Company had a working capital deficit of approximately $728,000 (net of certain shareholder loans that may be converted to equity by the Company).. However, subsequent to December 31, 2004, the Company enhanced its working capital position as a result of the sale of assets discussed at Note 1, sales of certain shares of its common stock for approximately $200,000 and by securing the credit facility discussed at Note 16 (which resulted in an approximate $650,000 improvement in working capital and is expected to provide the necessary funds for the Company’s expansion). Management believes this debt facility and improving operations (the Company continues to expand its operations and estimates that it will generate positive results of operations in 2005) will provide adequate capital to fund the Company’s operating needs and growth for 2005 and beyond. As such, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-	RELATED PARTY RECEIVABLES
	December 31,	December 31,
	2003	2004

Shareholders (see Note 15g) (1)	5	61
Affiliate and other	18	26

	23	87

(1)	$55 of the balance is a short-term loan in South African Rand, and bears annual interest of 10.75%.

NOTE 4:-	INVESTMENTS IN AN AFFILIATED COMPANY
		December 31,	December 31,
		2003	2004

Total investments in an affiliated company		13	21

(a)	Composition:
	Net equity as at purchase date	1	1
	Changes commencing with purchase date:
	Accumulated profits	12	20

		13	21

NOTE 5:-	PROPERTY AND EQUIPMENT
	December 31,	December 31,
	2003	2004
Cost:
Minibars	2,862	4,753
Vehicle	27	27
Computers and electronic equipment	25	42
Office furniture and equipment	14	54

	2,928	4,876
Accumulated depreciation:
Minibars	411	810
Vehicle	-	4
Computers and electronic equipment	17	28
Office furniture and equipment	11	17

	439	859

Depreciated cost	2,489	4,017

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Depreciation expenses amounted to $217 and $362 for the years ended December 31, 2003 and 2004, respectively. As for liens, see Notes 7 and 10f.

NOTE 6:-	CONTRACT RIGHTS
	December 31,	December 31,
	2003	2004

Cost	53	53
Accumulated amortization	(12)	(20)
Effect of exchange rate change	15	24

	56	57

Amortization expenses amounted to $7 and $8 for the years ended December 2003 and 2004, respectively. The expected amortization expenses for the next 7 years are $8 per year.

NOTE 7:-	SHORT-TERM BANK CREDIT

As of December 31, 2004, the Company and its subsidiaries have authorized credit line from a bank in the amount of $35, denominated in New Israeli Shekels (NIS) and bearing interest at the rate of Prime + 3%. An amount of $48 is outstanding at December 31, 2004. The Company pays quarterly fees for maintaining its credit line at the rate of 0.375%. The credit line, which was personally guaranteed by one of the Company’s stockholders, expired on March 31, 2005.

As of December 31, 2004, the Company and its subsidiaries have authorized credit line from a bank, denominated in South African Rand and bearing interest at the rate of 11%. An amount of $311 is outstanding at December 31, 2004. Advances under the line are collateralized by minibars having a net book value of approximately $825 at December 31, 2004.

NOTE 8:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2003	2004

Payables in respect of "revenue sharing" agreement	38	91
Accrued expenses	43	37
Employees and payroll accruals	16	38
Government authorities and others	18	55

	115	221

NOTE 9:-	LONG-TERM LOANS

	Annual	December 31,	December 31,
	interest rates	2003	2004
From Banks:
In NIS	8%	151	78
In US dollar	10%	440	330
In US dollar or linked thereto	Libor +2.25%	147	40
In Euro	9.7%	126	85

		864	533
From Shareholders		530	611

Total		1,394	1,144
Less - current maturities		(365)	(307)

		1,029	837

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Shareholders balance as of December 31, 2004 composed as follows:

See note 15d	300	312
See note 15f	230	299

	530	611

Aggregate maturities of long-term loans to banks for years subsequent to December 31, 2004 are as follows:

Year	Amount

2005	307
2006	116
2007	110

533

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company and its affiliate have contractual obligations to hotels in regard to operating minibars in hotel rooms. The Company and its affiliate own most of these minibars. Several  hotels have a contractual purchase option granted which allows them to purchase and operatethe minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.

b.
In 1998, the Company entered into a "revenue sharing" agreement to operate minibars in one hotel. As consideration for the minibars, the other company is entitled to receive a percentage of the Company’s proceeds received from that hotel during six years commencing in 1999. The other company’s share in revenue in regard with this agreement was completely paid during the reporting periods. The agreement was terminated on December 31, 2004. The hotel transferred a purchase option it had for the minibars to the company, which exercised it and bought 560 minibars for $50.

c.
In October 2001, the Company established a wholly owned subsidiary in the United States. The wholly owned subsidiary established another US company (HOS) to provide outsource services to hotels using minibars manufactured by Bartech Int. The Company currently owns 70% of HOS and Bartech Int. hold 30%. Both sides contributed their equity participation in cash. Total equity participation as of December 31, 2004 was in the amount of $ 2,229.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Bartech Int. will not refer outsource leads in the United States to any person other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them in outsource for hotels; provided, that Bartech Int. may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide outsource.

As part of the shareholders agreement, the minority shareholders (Bartech Int.) were awarded several consent rights in regard with certain transactions such as disposition of assets and capital raising issues. The shareholders' agreement does not provide Bartech Int. with any consent rights regarding operational issues such as approval of annual budget and executive compensation or employment of management personnel.

HOS purchases minibars from Bartech Systems International at a 15% discount from its then current US price list. First installation was completed in July 2002. At December 31, 2004 and 2003 approximately $735 and $288, respectively was owed to this entity.

On October 1, 2001 an option was granted that, subsequent to installation of at least 5,000 minibars in hotels in the United States by HOS and for a period of 60 months thereafter, Bartech Int. shall have the option to purchase all shares issued by HOS for a price that shall reflect the value of the United States subsidiary according to the higher of (a) $2.25 multiplied by the number of minibars operated by HOS (minimum of $ 11,250) or (b) HOS net after tax income, determined in accordance with US GAAP, for the 12 full months completed prior to the month the option is exercised, multiplied by 15.

d.
In April 2003, the Company signed a 10 year agreement with Bartech Int. according to which the Company will provide outsource services to hotels on an exclusive basis, in all European and other territories in which Bartech Int. is active using Bartech Int. minibars which the Company will purchase from Bartech Int.

e.
Shareholders of the Company gave unlimited personal guarantees to a bank in respect of the Company liabilities. Total liabilities of the Company to the bank as of December 31, 2004 were in the amount of approximately $251. A shareholder of the Company participated in HOS long-term bank loan received in September 2002, in that he deposited $550 with the bank and that such funds represent the source of the loan. The subsidiary pays the bank and the shareholder receives from the bank a portion of the interest. In the event of the subsidiary default in its payments he may require the bank to assign him its rights in the loan, including all the security and collateral consisting of the equipment, all accounts and contract rights arising from the agreement with the hotel and the corporate guarantees given to the lending bank. The balance of the loan as of December 31, 2004 amounted to $330.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

f.
Liens have been placed on all Company assets, including rights to receive amounts due from customers, in favor of banks as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2004 amount to approximately $892.

g.	In February 2004 the Company signed consulting contracts with shareholders. The annual cost of these agreements amounts to $108 in 2004. Some of the agreements were later amended.

h.	Options granted to shareholder - see note 11.

i.	Liens placed by shareholders - see note 15e.

j.
Through September 2004, the Company leased certain office space from a related entity for approximately $2,800 per month under a month to month arrangement. Since such time, leases are on a month to month basis. Total amounts incurred for rent and office services to this related entity approximated $37,200 and $79,300, respectively. No amounts are due to this entity at December 31, 2004.

Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared.

Preferred shares rights are yet to be determined.

In June 2003, an investor was issued 1,000,000 ordinary shares in return for an investment of $500, the Company agreed to nominate him as a director at its first meeting after the Company's common stock was listed on the OTCBB Stock Exchange. The investor was appointed as a director of the Company in February 2004. Further, in 2003, the Company agreed that as a Director, he would receive options to purchase 1,000,000 shares of the Company common stock at $0.50 per share. These options are being allocated to him at a rate of 40,000 per month for 25 months starting March 2004. The director will have discretion as to when to exercise such options, but they shall expire 30 days from the last allocation of 40,000 options.

In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the Company in the past and in the future they were issued
1,000,000 shares at no consideration. $213 was recorded as an expense in the previous year in regard for services rendered in the past and $87 was recorded as an expense in the current year.

In March 2004, 2 shareholders extended to the Company additional loans amounting to $600 for the purpose of purchase of additional minibars. These loans were converted into share capital as part of the rights offering the Company held in July 2004 (see below).

In May 2004 the Company approved the conversion of loans extended to the Company by shareholders and others amounting to $414 into 828,000 shares of restricted Company common stock. In addition, 2 individuals invested $110 in return for 220,000 common shares.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

On July 10, 2004, the Company commenced an offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of the Company common stock for every 5.566 shares of common stock held as of July 10, 2004. A total of 4,500,180 shares were offered. The purchase price was $0.33 per share. The shares of common stock offered in this rights offering are restricted from transfer. This offering expired on August 12, 2004 and the Company raised $936 including the conversion of the loans mentioned above, and issued 2,834,358 shares of common stock.

In September 2004 a shareholder lent the Company $150. In October 2004 the Company converted this loan, plus a previous loan of $250 into 952,522 shares of common stock.

NOTE 12:-	CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131"). Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2003	2004

Customer A	12.7%	12.8%
Customer B	11.1%	9.2%
Customer C	4.4%	4.3%
Customer D	4.0%	4.5%
Customer E	31.3%	21.2%
Customer F	7.4%	5.4%

Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2003	2004

Israel	44%	26%
South Africa	23%	22%
USA	33%	42%
Europe	-	10%
Total	100%	100%

As of December 31, 2004, $825 of the consolidated long-lived assets were located in South Africa, $321 were located in Israel, $2,327 in the USA and $544 in Europe.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 13:-	FINANCIAL EXPENSES

	Year ended December 31,
	2003	2004

Interest on long-term bank loans, net	94	71
Other, net	93	4))

	187	67

NOTE 14:-	INCOME TAXES

a.
The subsidiaries in Israel were subject to a 36% corporate tax rate. On June 29, 2004 the Knesset passed an amendment to the Income Tax Law (Temporary Ordinance No. 140), 2004 (hereinafter - “the Amendment”). This Amendment legislates, inter alia, that the tax rate of 36% levied on corporations will gradually be reduced commencing with the 2004 tax year, with an effective tax rate of 35%, until the year 2007, with an effective tax rate of 30%. This Amendment does not have any significant effect on the results of operations, financial status and cash flows of the Company.

The South African subsidiary is subject to a 30% corporate tax rate. The US subsidiary is subject to a 15% -35% corporate tax rate.

b.
Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index. However, Paragraph 9(f) of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are remeasured from the local currency into US dollars using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes.

c.
The subsidiary in the US is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $50 taxable income the rate is 15%. In addition, a 9.3% California state tax is applicable.

d.	As of December 31, 2004 Bartech Med and a subsidiary in Israel had approximately $750 Israeli net operating loss carry forwards. The loss carry forwards in Israel have no expiration date.

As of December 31, 2004, HOMI and HOS had approximately $1,585 net operating loss carryforwards. Utilization of US net operating losses, which expires in various years through December 31, 2024, may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The foreign net operating loss carryforwards do not expire.

As of December 31, 2004 the South African subsidiary had net operating losses carry forwards of $11.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

As of December 31, 2004 the Companies in Europe had net operating losses carry forwards of $63.

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax puposes.  Significant components of the Company and its subsidiary's deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2003	2004

Operating loss carry forwards	444	512
Temporary differences in regard to expenses and property	(119)	(230)

Net deferred tax asset before valuation allowance	325	282
Valuation allowance	(344)	(330)

Net deferred tax (foreign)	(19)	(48)

As of December 31, 2004, the Company and its subsidiaries have provided valuation allowances of $330 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities.

f.	Composition of income taxes:

	Year ended December 31,
	2003	2004

Current taxes	-	-
Deferred taxes	24	(11)

	24	(11)

g.	Breakdown of losses (income) before taxes:

Israel	250	13
South Africa	82	(9)
USA	577	717
Europe	-	63

Total	909	784

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

h.
The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

NOTE 15:-	OTHER RELATED PARTY TRANSACTIONS

a.	The following transactions with shareholders are included in the financial statements as follows:
	Year ended December 31,
	2003	2004

General and administrative (1)	372	508

(1) Including officer salaries and management fees	298	471

b.	Guarantees and participation of shareholders - see Notes 7 and 10e.

c.	During the years 2003 and 2004, affiliated company paid the Company, reimbursement of expense and management fees in the amount of $15 and $10, respectively.

As for balances as of December 31, 2004 - see Note 3.

d.
In December 2003 the Company entered into agreements with 2 shareholders pursuant to which each agreed to lend the Company $150. The agreements indicate that the $300 has no set repayment terms other than interest will be paid or accrued at 4% per annum. The agreements further state that should the loans remain outstanding as at December 31, 2008 and it is not possible to repay the loans, the loans will be prolonged on the same terms for an additional 5-year period.

e.
In November 2004 the Company entered into agreement with 2 shareholders pursuant to which each agreed to lend the Company $350. These loans are for a maximum of 6 months, to be repaid no later than May 2005, and shall bear interest at 10% per annum. The Company has the right to repay all or part of these loans, plus accrued interest, through the issuance of Company common stock at a price of $0.25 per share. The loans are secured by a general lien and security interest over all of the Company’s assets, which will be subordinate to all pre-existing liens on the assets. In addition certain other shareholders pledged a collective total of 2,000,000 of their shares in the Company as collateral for these loans. At December 31, 2004, the balance of these loans, which includes accrued interest, was $712.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

f.
The minority shareholder of the Company’s South African subsidiary granted a loan to the subsidiary which had a balance of $230 at December 31, 2003 and $299 as of December 31, 2004 (see Note 9a). The loan term is indefinite with no fixed terms of repayment. Despite this, these loans have been classified as long term as this shareholder has confirmed that repayment will not be required in 2005.

g.	The subsidiary granted a loan to a company controlled by the minority shareholder amounting to $55 as of December 31, 2004 (see Note 3).

NOTE 16:-	SUBSEQUENT EVENTS

Financing Agreement

On February 28, 2005, HOMI entered into a financing agreement with Solog Mifalei Srigah Ltd. (“Solog”), which is a public limited company whose stock is traded on the Tel-Aviv Stock Exchange (the “Financing Agreement”).

Pursuant to the Financing Agreement, HOMI has been granted a loan facility by Solog, which will allow HOMI to draw down up to $10,000,000 (ten million US Dollars), in such amounts and at such times as required in accordance with its operations, during the two year term of the Financing Agreement (the “Financing”). For the term of the Financing Agreement, Solog has delivered a contingent undertaking not to provide other entities in HOMI’s industry field with financing, and HOMI has delivered a contingent undertaking not to obtain external, third party, non-convertible debt financing from any party other than Solog.

The Financing will be in the form of loans to HOMI and/or its subsidiaries (the “Loans”), which will be repaid at a monthly rate, principal plus interest, of $15 (fifteen US Dollars) per $1,000 (one thousand US Dollars) of principal, assuming a 9-year loan period. If the loan period is less than 9 years, the interest rate will be reduced accordingly. The Loans will correspond in length to the terms of the outsource operation agreements which HOMI and/or its subsidiaries have entered, or will enter, into with hotels, and the specific purpose of the Financing is to enable HOMI and/or its subsidiaries to purchase, and/or refund and/or operate the minibars at such hotels.

The Loans will be secured by a lien on all minibars in respect of which the Loan was received, and a security interest and assignment of a portion of HOMI’s and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding Loans, principal plus interest.

For each $1,000,000 (one million US Dollars) of Financing that has been completed by Solog, Solog will be entitled to receive non-assignable, non-transferable options to purchase 300,000 shares of HOMI’s common stock, at a price of $0.65 (sixty-five cents) per share, exercisable by cash payment upon 45 days’ advance written notice, at any time within a period ending on the third anniversary of the date of the Financing Agreement.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Consulting Agreements

Effective January 1,2005, the Company entered consulting agreements with two of its directors that require the Company to pay aggregate, annual consulting fees of $150,000.

NOTE 17:	OTHER RECENT PRONOUNCEMENTS

FIN 46 - Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, (revised in December 2003 as FIN46R) "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities)

in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46R has had no impact on the Company’s financial statements. as the Company does not have any variable interest entities that require consolidation.

SFAS 150 - Accounting for Certain ‘Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. The adoption of SFAS 150 had no impact on the financial statements of the Company.

SFAS 132 - Employers’ Disclosures about Pensions and Other Postretirement Benefits

In December 2003, FASB Statement No. 132 (revised) was issued which prescribes the required employers’ disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Since the Company does not have any types of pension plans or other postretirement benefits, the adoption of this Statement did not have an effect on the Company’s consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

SFAS 153 - Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.