Form 10QSB
period 2005-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2005-05-23
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2005.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-50306

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

(Name of Small Business Issuer in its Charter)

Delaware	13‑4167393
(State of Incorporation)	(IRS Identification Number)

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

29,101,651 – May 18, 2005

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

FORM 10-QSB

March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 ‑ FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets ‑
March 31, 2005 and December 31, 2004

Statements of Operations -
Three Months Ended March 31, 2005 and 2004

Statements of Cash Flows -
Three Months Ended March 31, 2005 and 2004

Notes to Financial Statements -
Three Months Ended March 31, 2005

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 3 - CONTROLS AND PROCEDURES

PART II‑ OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 – DEFAULTS UPON SENIOR SECURITIES

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 – OTHER INFORMATION

Item 6 – EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED

 March 31, 2005

UNAUDITED

Page

Interim Consolidated Financial Statements:

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5-6

Notes to the Interim Consolidated Financial Statements	7

                      HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	December 31, 2004	March 31, 2005
	Audited	Unaudited

Current Assets-

Cash and Cash Equivalents	263	564
Short-term bank deposits	34	196
Trade Receivables	270	313
Related party receivables	87	31
Other accounts receivable	270	250
Inventory	170	187

	1,094	1,541

Long-Term Investments

Investments in an affiliated company	21	25
Severance pay fund	13	15

	34	40

Property and Equipment, Net-	4,017	3,643

Other Assets -

Contract rights, net	57	44
Deferred expenses, net	-	37

	57	81

	5,202	5,305

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	December 31, 2004	March 31, 2005
	Audited	Unaudited
Current Liabilities-

Short-term bank credit	359	280
Current maturities of long-term loans	307	243
Due to Bartech Systems International	735	360
Other related party loans	712	757
Trade payables	200	232
Other accounts payable and accrued expenses	221	81

	2,534	1,953
Long‑Term Liabilities-

Long-term loans from banks and shareholders	837	1,409
Accrued severance pay	13	18
Deferred taxes	48	50

	898	1,477

Minority Interest	500	534

Shareholders’ Equity

Preferred Shares of $ 0.001 par value: Authorized - 5,000,000 shares; 0 shares issued and outstanding	-	-

Common Shares of $ 0.001 par value: Authorized - 100,000,000 shares; 29,037,821shares issued and outstanding as of March 31, 2005	29	29
Additional Paid-in Capital	3,491	3,664
Accumulated other comprehensive income	45	2
Accumulated deficit	(2,295)	(2,354)

	1,270	1,341

	5,202	5,305

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2004	2005
	Unaudited	Unaudited

Revenues	319	562

Cost of Revenues	(132)	(225)

Depreciation	(79)	(98)

Gross Profit	108	239

Operating Expenses:
Selling and Marketing	(69)	(18)

General and Administrative	(185)	(242)

Operating Loss	(146)	(21)

Financial Expenses, net	(19)	(105)

Other income (expenses), net	-.-	104

Loss before Taxes on Income	(165)	(22)

Taxes on Income	(3)	(7)

	(168)	(29)

Equity in earnings of an affiliated company	1	4

Minority Interest in results of Subsidiaries, net	22	(34)

Net Loss for the Period	(145)	(59)

Basic and Diluted Net Loss per Share	(0.006)	(0.002)

Weighted Average Number of Shares Used in Computing Basic and Diluted Loss per Share	23,230,769	28,888,998

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2004	2005
	Unaudited	Unaudited
Cash Flows From Operating Activities‑

Net Loss	(145)	(59)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Gain on sale of mini-bars	-	(104)
Depreciation and Amortization	76	107
Compensation Expense resulting from shares granted	19	-
Increase (decrease) in accrued severance pay, net	(2)	3
Accrued interest and linkage difference on loans, net	(12)	77
Equity in income of an affiliated company	(1)	(4)
Minority interest in results of subsidiaries, net	(22)	34
Deferred income taxes, net	3	7
Increase in inventories	(6)	(24)
Decrease (increase) in trade receivables	11	(52)
Decrease (increase) in other accounts receivable	(5)	49
Increase (decrease) in trade payables	(31)	46
Increase (decrease) in other accounts payable	146	(87)
Net Cash Provided by (Used in) Operating Activities	31	(7)

Cash Flows From Investing Activities‑

Proceeds from disposition of Property and Equipment	-	275
Purchase of Property and Equipment	(269)	(413)
Investment in Short-term Bank Deposits	(3)	(162)
Net Cash Used in Investing Activities	(272)	(300)

Cash Flows From Financing Activities -

Proceeds from Long-term Loans, net	-	605
Issuance of Shares, net	-.-	173
Issuance of Shares to Minority in a Subsidiary	108	-
Proceeds from Shareholders’ Loans	563	-
Repayment of Long-term Loans	(91)	(160)
Short-term Bank Credit, net	(33)	(47)
Net Cash Provided by Financing Activities	547	571
Effect of Exchange Rate Changes on Cash and Cash Equivalents	-.-	37
Increase (Decrease) in Cash and Cash Equivalents	306	301
Cash and Cash Equivalents at Beginning of Period	137	263
Cash and Cash Equivalents at End of Period	443	564

The accompanying notes are an integral part of the consolidated financial statements.

                HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2004	2005
	Unaudited	Unaudited

Supplemental Disclosure of Cash Flow Information:

(a) Cash paid for income taxes	-	-

(b) Cash paid for Interest	32	19

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The significant accounting policies applied in the annual consolidated financial statements of the Company (or HOMI) as of December 31, 2004 are applied consistently in these unaudited interim consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Reclassifications

Certain amounts in the March 31, 2004 consolidated financial statement have been reclassified to conform to the presentation in the 2005 consolidated financial statements.

Deferred Expenses

Deferred expenses represent loan acquisition costs incurred in connection with the financing agreement with Solog Mifalei Srigah Ltd. discussed at Note 3. The costs are being amortized over the term of the loans using the interest method.

Change of Estimate

Effective January 1, 2005, the Company has decided to depreciate all of its mini-bars over a period of ten years and eliminate any consideration of residual value. Previously, the mini-bars were being depreciated over the lesser of ten years or the terms of the related hotel agreements (which generally approximate 8-10 years). Absent this change in estimate, the Company’s net loss would have increased by approximately $16,000 during the three months ended March 31, 2005.

The Company believes this change in estimate is appropriate for the following reasons:
  Because the equipment is regularly maintained, serviced and updated, including applicable software, the useful lives of the mini-bars exceeds the length of certain outsource contracts with hotels.
  Because the Company has experience in transferring used equipment from one hotel to another and subsequently operating such equipment at the new location with minimal costs.
  Because there are no impairment issues with respect to its mini-bars based on projected future cash flows from either operating the equipment, or in the event of contract cancellation, through the sale of the mini-bars to the canceling hotel for a price of 120% of the book value of the respective mini-bars (as required by the contracts between the parties).

3.	MATERIAL EVENTS DURING THE QUARTER ENDED MARCH 31, 2005 -

Gain on sale of mini-bars

On November 30, 2004, the Company received notification that the owner of the property known as The Stanhope Park Hyatt NY (“Hotel”), had elected to sell such hotel to a new owner who intended to end the Hyatt Management Agreement. As a result of this decision, Hyatt ceased its management of the hotel on January 15, 2005 and terminated its contract with the Company. According to the agreement between the Company and the Hyatt, in January 2005, the Hyatt purchased the mini-bars for $275,000 which resulted in the Company recognizing a gain on sale of $104,000. The payment was received in January 2005.

Sale of Stock

On January 24, 2005 the Company issued 235,170 shares of Common stock to 3 individuals for $173,000.

New Contract

In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 minibars in the Hyatt hotel in Malta. Operations in the hotel commenced in February 2005.

Financing Agreement

On February 28, 2005, HOMI entered into a financing agreement with Solog Mifalei Srigah Ltd. (“Solog”), which is a public limited company whose stock is traded on the Tel-Aviv Stock Exchange (the “Financing Agreement”). Since then this company changed their name to Horizon Challenges-Investment Company ltd.

Pursuant to the Financing Agreement, HOMI was granted a loan facility by Solog, which initially allowed HOMI to borrow up to $10,000,000, in such amounts and at such times as required in accordance with its operations, during the two year term of the Financing Agreement (the “Financing”).

The Financing was to be in the form of loans to HOMI and/or its subsidiaries (the “Loans”), which were to be repaid at a monthly rate, principal plus interest, of $15 (fifteen US Dollars) per $1,000 (one thousand US Dollars) of principal, assuming a 9-year loan period. If the loan period was less than 9 years, the interest rate was to be reduced accordingly. In effect, the Loans were to correspond in length to the terms of the outsource operation agreements which HOMI and/or its subsidiaries have entered, or will enter, into with hotels, and the specific purpose of the Financing was to enable HOMI and/or its subsidiaries to purchase, and/or refund and/or operate the minibars at such hotels.

For each $1,000,000 (one million US Dollars) of Financing that was completed by Solog, Solog was to be entitled to receive non-assignable, non-transferable options to purchase 300,000 shares of Home’s common stock, at a price of $0.65 (sixty-five cents) per share.

However, after $675,000 of the Financing was loaned to the Company, and after the Company delivered Draw-Down Notices (as defined in the Financing Agreement) to Solog for further Financing (the “New Draw-Down Notices”), Solog notified the Company that it did not have the funds available to make the loans required under the New Draw-Down Notices. As a result thereof, the Financing Agreement has been revised as follows:

  Solog will lend HOMI a total of $1.1 million, including the $675,000 that has already been loaned. The balance of $425,000 (the “Remaining Balance”). shall be placed in escrow no later than May 24, 2005, and shall be released to the Company no later than July 10, 2005, provided HOMI has complied with certain notice and disclosure provisions.
  In the event, through no fault of HOMI, HOMI does not receive the Remaining Balance by July 10, 2005, the provisions of the Amendment to the Financing Agreement shall become null and void, and the provisions of the Financing Agreement in which Solog initially agreed to loan HOMI an amount not to exceed $10,000,000 shall once again be in full force and effect. In addition, Solog will be required to pay HOMI $50,000 in liquidated damages.
  All provisions regarding any changes to the terms of repayment by HOMI of the $1.1 million lent by or to be lent by Horizon shall be null and void as soon as the Remaining Balance has been received by HOMI
  The options that were to be issued to Solog, as discussed above, for the purchase of the Company’s shares was canceled.
Currency Fluctuation

Currency exchange differences due to the devaluation of the South African Rand in comparison to the US dollar the company caused the company to record in the quarter ending March 31,2005 financial expenses amounting to $ 46,000.

4.	SUBSEQUENT EVENTS -

In November 2004 the Company entered into agreement with 2 shareholders pursuant to which each agreed to lend the Company $350,000. These loans were initially scheduled to be repaid no later than May 2005. However, in May 2005 the shareholders agreed to postpone the repayment day to August 31, 2005.

In May 2005 the subsidiary in Italy singed a Memorandum of Understanding (“MOU”) with the Sheraton Roma Hotel, in order to take over the management and operation of minibars in 649 rooms in that hotel. Operations in the hotel commenced in May 2005.

In May 2005 the Company signed a share allotment agreement with a group of non related investors by which in return for a consideration of $560,000 they will be issued 861,540 ordinary shares, thus reflecting a price of $0.65 per share.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The
following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2005. The following discussion should be read in conjunction with the financial statements for the period ended March 31, 2005.

FORWARD-LOOKING
STATEMENTS

This
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

HOMI,
through its wholly owed subsidiary, BTM, is the exclusive distributor of automatic computerized mini-bars manufactured by Bartech Systems International,
Inc., a Delaware corporation, in Israel, Europe, Turkey and South Africa. In
April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL, a wholly owned subsidiary of Bartech Systems, Inc. in which it was agreed that Bartech
E.M.E.A. SARL can only offer [s1] its outsource operations in Europe and all the territories in which Bartech E.M.E.A. SARL is active and/or sells mini-bars either directly or indirectly, through HOMI or its subsidiaries, and that HOMI must use Bartech mini-bars in its outsource operations anywhere
Bartech E.M.E.A. SARL is active or sells Bartech mini-bars, either directly or indirectly.  Bartech Systems International, Inc. and its wholly owned subsidiary may be referred to collectively as BSI.

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

Our
revenues are derived from the purchase and operation of Bartech mini-bars through our outsource operation program, and by operating “installed base”
mini-bars a program in which mini-bars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the mini-bars.

HOMI has
a United States subsidiary, Hotel Outsource Services, Inc. (HOS), through which it conducts all of its business in the United States. HOS has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in other countries other than the United States.

CONTRACTS
WITH HOTELS

As of
March 31, 2005, HOMI operated approximately 5,200 Bartech mini-bars in 16 hotels.

As of
March 31, 2005, HOS operated mini-bars in 5 hotels in the United States, a total of 2,624 hotel rooms. On November 30, 2004, HOS received a notice from The
Stanhope, Park Hyatt NY of a change in the hotel’s ownership and its intention to end its agreement with HOS.  As a result of this decision, Hyatt ceased its management of the hotel and terminated its agreement with HOS on January 15,
2005. Hyatt paid HOS $275,000 upon termination of the agreement. As a result, the company recorded a capital gain of $104,000.

For the
three month periods ended March 31, 2004 and 2005 we achieved revenues of
$319,000 and $562,000, respectively, from our outsource programs. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us.

For the
three month period ended March 31, 2005, we received 20% of our revenues from operations in Israel, 21% from operations in South Africa, 21% from our operation in Europe and 38% from operations in the United States.  For the period ended March 31, 2004, we received 27% of our revenues from operations in
Israel, 31% from operations in South Africa and 42% from operations in the
United States.

  because
the equipement is regularly maintained, serviced and pu

EXPENSES

Expenses
incurred in our outsource operations result primarily from the following::

(1)
Depreciation expense arising the purchase of the Bartech computerized mini-bars system to be installed in hotels. This capital expense is charged to property and equipment and depreciated over the period of the contracts with the hotels
(8-10 years prior to January 1, 2005 and 10 years thereafter);

(2)
Other cost of revenues arising from the purchase of the products to be placed in the mini-bars. We purchase these products from various vendors. Sometimes the hotel will purchase the alcoholic beverages to be placed in the mini-bars and we reimburse the hotel for such purchases;

(3)
Employee compensation and benefits arising from labor costs of the mini-bar attendants, as well as management, administration and marketing;

(4)
Interest and other financing expenses arising from indebtedness and foreign currency translation adjustments.

RESULTS
OF OPERATIONS

THREE
MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2004.

HOMI
(CONSOLIDATED)

REVENUES

For the
three month periods ended March 31, 2004 and 2005, HOMI had revenues of $319,000 and $562,000, respectively, an increase of $243,000 or 76.2%.  The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in the United States, and Europe.

NET
LOSS

Net loss
decreased from $145,000 to $59,000, a decrease of 59.3% in the respective three month periods. The decrease in net loss is the result of an increase in revenues and an improved expense to revenues ratio.

GROSS
PROFIT

Gross
profit increased from $108,000 to $239,000, or 121.3% for the three month periods ended March 31, 2004 and 2005, respectively.  Gross profit margins increased from 33.8% to 42.5%.

COST OF
GOODS SOLD AND OPERATING EXPENSES

Other
cost of revenues for the three month periods ended March 31, 2004 and 2005 were
$132,000 and $225,000, respectively, an increase of $93,000 or 70.45%, as a result of increase in revenues. Depreciation expense for the three month periods ended March 31, 2004 and 2005 were $79,000 and $98,000, respectively, an increase of $19,000, or 24.05%.

General
and administrative expenses increased from $185,000 for the three months ended
March 31, 2004 to $242,000 for the same period in 2005, an increase of
30%.  This increase was due to expansion of our business into new hotels, and an increase in salaries.  As a percentage of revenues, general and administrative expenses decreased from 57.99% to 43.1%.

For the
three month periods ended March 31, 2004 and March 31, 2005, selling and marketing expenses decreased from $69,000 to $18,000, or 73.9%. These selling and marketing expenses were incurred in connection with the expansion of our business, primarily in Europe.

Operating
loss decreased from $146,000 for the three months ended March 31, 2004 to
$21,000 for the similar period in 2005.

For the
quarters ended March 31, 2004 and 2005 we had $19,000 and $105,000 in financial expenses, respectively, an increase of $86,000, or 452.63%.  This as due primarily to currency exchange differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar.  In the quarter ending March 31, 2005, HOMI recorded financial expenses of $46,000 where due to these exchange differences.

During
the three month period ended March 31, 2005 we had other income of $104,000 resulting from termination of operations in an hotel in New York.

LIQUIDITY
AND CAPITAL RESOURCES

Since our
inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2005 of $(2,354,000).
 During the quarter ended March 31, 2005, we incurred a net loss of
$(59,000).

During
the three month period ended March 31, 2005, our cash and cash equivalents increased, primarily as a result of cash from three individuals and from a financing agreement we entered into with Solog Mifalei Srigah Ltd. in
March 2005.  This financing agreement was amended on May 17, 2005.
Pursuant to the amended financing agreement, Solog will lend HOMI an additional
$425,000 by July 10, 2005, provided HOMI complies with certain notice and disclosure provisions.  The primary use of cash during the three months ended March 31, 2005 was for the purchase of additional mini-bars and our continued operations.

On March
31, 2005, HOMI had long term liabilities of $1,409,000 for long term loans from banks and Solog Mifalei Srigah Ltd. (including $593,000 from shareholders),
$243,000 current maturities, and short-term bank credit of $280,000.

On March
31, 2005, HOMI had cash and cash equivalents of $564,000, and bank deposits of
$196,000.

In the
three month period ended March 31,2005 the Company financed its operations as follows:

(1) On
January 24, 2005 the Company issued 235,170 shares of Common stock to three individuals in exchange of  $173,000;

(2) $675,000
from Solog Mifalei Srigah Ltd. as part of the transactions agreed upon in the March 2005 financing agreement.

As of
March 31, 2005, the company was partly financed by shareholders loans. The total amount of shareholders loans as of March 31,2005 was $1,369,000, of which
$593,000 are long-term loans and $776,000 are short-term loans.

We
believe that we have sufficient cash and cash equivalents to finance our operations in the coming 12 months.

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

ITEM
2.  UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The
following unregistered securities were issued during the three month period ending March 31, 2005:

(a)  In
January 2005, HOMI issued 235,170 shares to certain individuals for a total of
$173,000.

This
issuance was exempt under Section 4(2) of the Securities Act.  The proceeds were applied toward the purchase of hotel mini-bars and operating capital.

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

10.20

       Financing
      Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28,
2005(1)

10.21

       Loan
      Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated
November 2004(1)

       14.0

       Code
of Ethics(8)

       21.0

Subsidiaries(3)

       31.1

       Certification
      of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the
Securities Exchange Act of 1934

31.2

       Certification
      of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the
Securities Exchange Act of 1934

       32.1

       Certification
      of HOMI’s Chief Executive Officer required by Rule 13a-14(b) under the
      Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18
the United States Code (18 U.S.C. 1350)

32.2

       Certification
      of HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the
      Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18
      the United States Code (18 U.S.C.
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
May 20, 2005

       By:
/s/ Jacob Ronnel

       Jacob
Ronnel, President