Form 10QSB
period 2005-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2005-08-23
CIK 1174814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   For the 3 month period ended June 30, 2005.

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ______ to ______

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

(1) Yes  [X]            No  [ ]            (2) Yes  [X]        No  [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                           29,963,191 - June 30, 2005

                                       -

                 HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
                                   FORM 10-QSB
                                  June 30, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

        Balance Sheets -
        June 30, 2005 and December 31, 2004                             2

        Statements of Operations -
        Three and six months ended June 30, 2005 and 2004               4

        Statements of Cash Flows -
        Six months ended June 30, 2005 and 2004                         5

        Notes to Financial Statements -
        Six months ended June 30, 2005 and 2004                         7

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                           10

Item 3 - CONTROLS AND PROCEDURES                                        17

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS                                              18

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    18

Item 3 - DEFAULTS UPON SENIOR SECURITIES                                18

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18

Item 5 - OTHER INFORMATION                                              18

Item 6 - EXHIBITS                                                       16

SIGNATURE                                                               21

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________
US dollars in thousands

                                                  June 30,       December 31,
                                                    2005             2004
                                                 Unaudited         Audited

 CURRENT ASSETS

    Cash and cash equivalents                    $    897        $     263
    Short-term bank deposits                          259               34
    Trade receivables                                 340              270
    Related party receivables                           -               87
    Other accounts receivable                         173              270
    Inventory                                         202              170
                                                    1,871            1,094

 LONG-TERM INVESTMENTS AND RECEIVABLES

    Investments in an affiliated company               28               21
    Severance pay fund                                 15               13
                                                       43               34

 PROPERTY AND EQUIPMENT, NET                        4,308            4,017

 OTHER ASSETS

    Contract rights, net                               45               57
    Loan acquisition costs                             55                -
                                                      100               57

                                                 $  6,322        $   5,202
                                                 =========       ==========

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
__________________________________________________________________________________
US dollars in thousands (except share data)

                                                          June 30,    December 31,
                                                            2005         2004
                                                         Unaudited     Audited

CURRENT LIABILITIES

 Short-term bank credit                                  $      -     $    359
 Current maturities of long-term loans from banks
   and others                                                 303          307
 Due to Bartech Systems International                         771          735
 Other related party loans                                    498          712
 Trade payables                                               176          200
 Other accounts payable and accrued expenses                  117          221

                                                            1,865        2,534

LONG-TERM LIABILITIES

 Long-term loans from banks and others                      1,923          837
 Deferred taxes                                                44           48
 Accrued severance pay                                         17           13

                                                            1,984          898

MINORITY INTEREST                                             540          500

SHAREHOLDERS' EQUITY

Preferred shares of $ 0.001 par value:
 Authorized - 5,000,000 shares  issued and
    outstanding - 0 shares
 Common stock of $ 0.001 par value:
 Authorized - 100,000,000 Shares issued and
    outstanding 29,963,191 shares as of
    June  30, 2005                                             30           29
 Additional paid-in capital                                 4,360        3,491
 Accumulated other comprehensive income                       (41)          45
 Accumulated deficit                                       (2,416)      (2,295)

                                                            1,933        1,270

                                                         $  6,322     $  5,202
                                                         =========    =========

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
_________________________________________________________________________________________
US dollars in thousands (except share and per share data)

                                                  Three months ended     Six months ended
                                                       June 30,              June 30,
                                                   2005        2004      2005        2004
                                                      Unaudited             Unaudited

 Revenues                                       $  724      $   365      $  1,286   $   684

 Costs of revenues                                (311)        (174)         (536)     (310)

 Depreciation                                     (105)         (70)         (203)     (145)

    Gross profit                                   308          121           547       229

 Operating expenses:

 Selling and marketing                             (76)         (53)         (130)     (122)

 General and administrative                       (223)        (281)         (429)     (466)

    Operating income (loss)                          9         (213)          (12)     (359)

 Financial income (expenses), net                  (57)           5          (162)      (14)

 Other income (expenses), net                       (4)           -           100         -

    Loss before taxes on income                    (52)        (208)          (74)     (373)

 Taxes on income                                    (7)          (5)          (14)       (8)

    Loss after taxes on income                     (59)        (213)          (88)     (381)

 Equity in earnings of an affiliated
   company                                           3            2             7         3

 Minority interest in results of
   subsidiaries, net                                (6)           -           (40)       22

Net loss                                       $   (62)     $  (211)      $  (121)   $ (356)
                                               ========     ========      ========   =======

 Basic and diluted net loss per share           (0.002)      (0.009)       (0.004)   (0.015)
                                               ========     ========      ========   =======

Weighted average number of shares outstanding 29,503,703    24,702,505    29,204,861 23,966,637
                                              ==========    ==========    ========== ==========

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
_________________________________________________________________________________________
US dollars in thousands

                                                                Six months ended June 30,
                                                                 2005              2004
                                                                       Unaudited
 Cash flows from operating activities
    Net loss                                                     (121)            (356)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
    Depreciation and amortization                                 209              161
    Gain on sale of mini-bars                                    (105)               -
    Accrued interest and linkage differences on loans, net         57               (9)
    Linkage differences on shareholders                            44               (6)
    Minority interest in results of subsidiaries, net              43              (22)
    Equity in earnings of affiliated company, net                  (7)              (3)
    Increase in accrued severance pay, net                          2                -
    Decrease (increase) in trade receivables                      (89)              18
    Decrease (increase) in other accounts receivable              148             (150)
    Increase in inventory                                         (44)             (27)
    Increase (decrease) in trade payables                         (10)              85
    Increase in deferred taxes                                      3               19
    Decrease in other accounts payable and accrued expenses       (51)              (7)
 Net cash provided by (used in) operating activities               79             (297)

 Cash flows from investing activities
    Proceeds from disposition of Property and Equipment           275                -
    Payments for property and equipment                        (1,088)            (438)
    Short-term bank deposits, net                                (225)              (6)
 Net cash used in investing activities                         (1,038)            (444)

 Cash flows from financing activities
    Advances on shares subscribed                                 137                -
    Issuance of shares to minority partner in subsidiary            -              108
    Proceeds received from other issuances  of shares             733              563
    Proceeds from long-term loans                               1,263              285
    Repayment of long-term loans                                 (214)            (188)
    Short-term bank credit, net                                  (359)              (7)
 Net cash provided by financing activities                      1,560              761

 Effect of exchange rate changes on cash and cash
    equivalents                                                    33                -

 Increase in cash and cash equivalents                            634               20

 Cash and cash equivalents at beginning of period                 263              137

 Cash and cash equivalents at end of period                  $    897          $   157
                                                             =========         ========

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________
US dollars in thousands

                                                             Six months ended June 30,
                                                            2005                   2004
                                                                      Unaudited

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest               $    44            $     38
                                                          =========          ==========
   Cash paid during the period for income taxes           $     -            $      -
                                                          =========          ==========

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
US dollars In thousands

1.      GENERAL AND NATURE OF OPERATIONS

        Hotel Outsource Management International, Inc. is engaged in the distribution, marketing, and operation of computerized mini-bars in hotels located in Israel, Europe, the United States, and South Africa.

2.      SIGNIFICANT ACCOUNTING POLICIES -

        Basis of Presentation

        The significant accounting policies applied in the annual consolidated financial statements of Hotel Outsource Management International, Inc. and
        its subsidiaries (collectively the "Company" or "HOMI") as of December 31,
        2004 are applied consistently in these interim consolidated financial statements.

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments
        (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with HOMI's audited consolidated financial statements as of December 31, 2004 and for the years ended December 31,
        2004 and 2003 contained in its Form 10-KSB.

        Reclassifications

        Certain amounts in the June 30, 2004 consolidated financial statement have been reclassified to conform to the presentation in the June 30, 2005 consolidated financial statements.

        Loan Acquisition Costs

        Loan acquisition costs incurred in connection with the financing agreement with Solog Mifalei Srigah Ltd. discussed at Note 3 are being amortized over the term of the loans using the interest method.

        Change of Estimate

        Effective January 1, 2005, the Company has decided to depreciate all of its mini-bars over a period of ten years and eliminate any consideration of residual value. Previously, the mini-bars were being depreciated over the lesser of ten years or the terms of the related hotel agreements (which generally approximate 8-10 years). Absent this change in estimate, the
        Company's net losses would have increased by $18 and $34 during the respective three and six months ended June 30, 2005.

3.      MATERIAL EVENTS -

        In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 mini-bars in the Radisson hotel in Malta. Operations in the hotel commenced in February 2005.

        On November 30, 2004, the Company received notification that the owner of the property known as The Stanhope Park Hyatt NY ("Hotel"), had elected to sell such hotel to a new owner who intended to end the Hyatt Management
        Agreement. As a result of this decision, Hyatt ceased its management of the hotel on January 15, 2005 and terminated its contract with the Company.
        According to the agreement between the Company and the Hyatt, in January
        2005, the Hyatt purchased the mini-bars for $275, which resulted in the
        Company recognizing a gain on sale of $104. The payment was received in
        January 2005.

        In November 2004 the Company entered into an agreement with 2 shareholders pursuant to which each agreed to lend the Company $350. These loans, which bear interest at 10% per annum, were initially to be repaid no later than
        May 2005. However, at such time, the shareholders agreed to postpone the repayment date to August 31, 2005.

        On January 24, 2005 the Company issued 266,771 shares of Common stock to 5 individuals, net proceeds amounted to $173.

        In February 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with Le Meridian St. Julians Hotel in Malta.
        Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 280 rooms in this hotel. Operations in the hotel will commence in September 2005.

        In April 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with the Radisson Golden Sand Hotel in Malta.
        Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 240 rooms in this hotel. Operations in the hotel will commence in September 2005.

        In May 2005 the subsidiary in Italy signed a Memorandum of Understanding
        ("MOU") with the Sheraton Roma Hotel, in order to take over the management and operate mini-bars in 649 rooms in that hotel. Operations in the hotel commenced in May 2005.

        On June 2, 2005 the Company issued 861,540 shares of Common stock to IIBD
        Limited, a British Virgin Islands corporation, net proceeds amounted to
        $560.

        On June 8, 2005 the subsidiary in the US received from Horizon Challenges
        Investment Company Ltd. ("Horizon") a loan in the amount of $425 thousand.
        This completed the $1.1 million financing which Horizon undertook to provide to the Company (the "Financing"), pursuant to the Financing
        Agreement between them, dated as of March 1, 2005, as amended by the parties thereto, as reported by the Company on May 17, 2005 (the
        "Amendment"). Pursuant to the Amendment, the amount of financing which the parties had originally agreed would be provided by Horizon was reduced from
        $10 million to $1.1 million, after Horizon notified the Company that it does not have funds available to make the loans required by the Company.

4.      SUBSEQUENT EVENTS -

        On July 1, 2005, the Company received notice from Bartech E.M.E.A
        ("Bartech") terminating two distribution agreements between the parties for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between the Company, Bartech and Protel
        Bilgisayar Ltd., a Turkish company, has also been terminated. For the year ended December 31, 2004, and the six months ended June 30, 2005, neither of these distribution agreements, nor the sub-distribution agreement, has resulted in any revenues for the Company. The termination of these agreements was effective July 31, 2005, and is not expected to materially affect the Company. All three of the cancelled agreements relate solely to the sale and distribution of mini-bars. They will not affect outsourcing rights, the main focus of the Company's business.

        On July 6, 2005 the Company issued 182,000 shares of Common stock to 5 individuals, net proceeds amounted to $137 thousand.

________________________________________________________________________________

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six months ended June 30, 2005 and June
30, 2004. The following discussion should be read in conjunction with the financial statements for such periods

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the
Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will,"
"should," "expects," "plans," "anticipates," "believes," "estimates,"
"predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated and prepared in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

As used in this quarterly report, the term "HOMI" means Hotel Outsource
Management International, Inc. The terms, the "Company", "we", "us", "our" means
Hotel Outsource Management International, Inc and its subsidiaries, unless otherwise indicated.

OVERVIEW

HOMI, which is a holding company for several subsidiaries that are engaged in the distribution, marketing and operation of computerized mini-bars in hotels located in Israel, Europe, the United States, and South Africa, was initially incorporated on November 9, 2000 under the name Benjamin Acquisitions, Inc.
pursuant to the laws of Delaware (the name was changed to HOMI in February
2002). On December 28, 2001, HOMI acquired Bartech Mediterranean Ltd., ("BTM")
an Israeli corporation which sells, markets and operates computerized mini-bars placed in certain up-scale hotels through a "reverse merger" transaction by which
HOMI issued shares to the shareholders of BTM in consideration for their shares in BTM.

In April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL
("Bartech"), a wholly owned subsidiary of Bartech Systems, Inc. ("BSI") whereby
Bartech agreed that it would only offer its outsource operations in Europe and all other territories in which it is active and/or sells mini-bars either directly or indirectly, through HOMI and that HOMI must use Bartech mini-bars in our outsource operations in such locales. Accordingly, through June 30, 2005, we were the exclusive distributor of automatic computerized mini-bars manufactured by BSI, in Israel, Europe, Turkey and South Africa.

On July 1, 2005, HOMI received notice from Bartech terminating two distribution agreements between HOMI and Bartech for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between BTM,
Bartech and Protel Bilgisayar Ltd., a Turkish company, has also been terminated.
For the year ended December 31, 2004, and the six months ended June 30, 2005, neither of these distribution agreements, nor the sub-distribution agreement, has resulted in any revenues for BTM. The termination of these agreements was effective July 31, 2005, and is not expected to materially affect the Company.
All three of the cancelled agreements relate solely to the sale and distribution of mini-bars. They will not affect outsourcing rights, the main focus of HOMI's business.

HOMI's subsidiary in the United States, Hotel Outsource Services, Inc. ("HOS"),
through which it conducts all of its business in such country, has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in any other countries.

The mini-bars purchased by HOMI from BSI contain proprietary software, sensors and an interface with a hotel's property management system. They also interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. HOMI believes that these mini-bars also enhance efficiency and reduce labor costs.

HOMI's revenues are primarily derived from the purchase and operation of these mini-bars through its outsource operation program, and by operating "installed base" mini-bars; a program in which mini-bars owned by a hotel are managed by
HOMI in exchange for a percentage of revenues from the mini-bars.

Expenses incurred in our outsource operations result primarily from the following:

(1) Depreciation expense arising from the purchase of the Bartech computerized mini-bars system to be installed in hotels. Prior to January 1, 2005, the mini-bars were being depreciated based on the terms of our contracts with our hotels, which generally range from 8-10 years. Subsequent to such date, we have begun to depreciate all of our mini-bars over a period of 10 years.

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

CONTRACTS WITH HOTELS

As of June 30, 2005, HOMI operated approximately 6,900 Bartech mini-bars in 18 hotels. The breakdown of these mini-bars is as follows:

Location                                Number of Hotels    Number of Mini-Bars

HOS - United States of America                 5                   2,624
HOMI - Europe                                  5                   2,110
BATIM - South Africa                           3                     870
BTM - Israel                                   5                   1,345

Totals                                        18                   6,949
                                            ======                =======

On November 30, 2004, HOS received a notice from The Stanhope Park Hyatt, NY of a change in the hotel's ownership and its intention to end its agreement with
HOS. As a result of this decision, Hyatt ceased its management of the hotel and terminated its agreement with HOS on January 15, 2005. Hyatt paid HOS $275,000 upon termination of the agreement resulting in a gain on disposal of $104,000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 2004.

For the six month periods ended June 30, 2004 and 2005 we achieved revenues of
$684,000 and $1,286,000. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in revenues is the result of HOMI's commencement of outsource operations in several new hotels in the United States, and Europe.

For the six month periods ended June 30, 2005 and 2004, the geographic concentration of our revenues were as follows:

Location                                Percentage of Revenue
                                             2005                  2004

United States of America                      39%                   45%
Europe                                        26                     3
Israel                                        18                    25
South Africa                                  17                    27

Totals                                       100%                  100%
                                            ======                =======

COSTS OF REVENUES AND DEPRECIATION

Costs of revenues for the six-months ended June 30, 2004 and 2005 were $310,000 and $536,000 respectively, an increase of $226,000 or 42%.The increase resulted because of the aforementioned increase in revenues, however as a percentage of sales, our costs of revenues declined from approximately 45.3% during the six months ended June 30, 2004 to 41.6% during the six months ended June 30, 2005.
This decline resulted because a portion of these costs are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues.

Depreciation expense for the six month periods ended June 30, 2004 and 2005 were
$145,000 and $203,000, respectively, an increase of $58,000 or 36%. This increase resulted because of our increased property and equipment balances resulting from additional hotels that we have under contract at June 30, 2005 compared to June 30, 2004. The increase would have been approximately $34,000 higher had we not changed the estimated useful lives of certain mini-bars effective January 1, 2005.

GROSS PROFIT

Gross profit increased from $229,000 to $547,000 for the six month periods ended
June 30, 2004 and 2005, respectively. Gross profit margins increased from 33.5%
to 42.5% for the reasons mentioned under Costs of Revenues and Depreciation above.

OPERATING EXPENSES

General and administrative expenses decreased from $466,000 for the six months ended June 30, 2004 to $429,000 for the same period in 2005, a decrease of 8%.
This decrease resulted primarily from a reduction in consulting fees. As a percentage of revenues, general and administrative expenses decreased from 68.1%
to 33.3%, which decrease is a result of the reduction in employee compensation and benefits and because certain general and administrative expenses are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues. For the six month periods ended June 30, 2004 and June 30, 2005, selling and marketing expenses increased from $122,000 to $130,000. The increase resulted because of the expansion of our business, primarily in Europe.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2004 and 2005 we had $14,000 and $162,000 of financial expenses, respectively, an increase of $148,000. This is due primarily to currency exchange differences which resulted from the devaluation of the
South African Rand in comparison to the US Dollar which affected last year's operating results and the financing of the Solog agreement. In addition, we recognized $42,000 of interest expense on shareholder loans that were not outstanding at June 30, 2004.

OTHER INCOME

Other income was $100,000 and $0 during the respective six month periods ended
June 30, 2005 and 2004. Other income resulted from the gain on sale of certain mini-bars as a result of a contract cancellation by a hotel.

NET LOSS

The above factors resulted in a decrease in our net loss from $356,000 during the six months ended June 30, 2004 to $121,000 for the six months ended June 30,
2005.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2004.

REVENUES

For the three month periods ended June 30, 2004 and 2005, HOMI had revenues of
$365,000 and $724,000, respectively, an increase of $359,000 or 98.4%. The increase in revenues is the result of HOMI's commencement of outsource operations in several new hotels in the United States, and Europe.

COSTS OF REVENUES AND DEPRECIATION

Costs of revenues for the three month periods ended June 30, 2004 and 2005 were
$174,000 and $311,000, respectively, an increase of $137,000 or 78.7%. The increase resulted because of the aforementioned increase in revenues, however as a percentage of sales, our costs of revenues declined from approximately 47.6%
during the three months ended June 30, 2004 to 42% during the three months ended
June 30, 2005. This decline resulted because a portion of these costs are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues.

Depreciation expense for the three month periods ended June 30, 2004 and 2005 were $70,000 and $105,000, respectively, an increase of $35,000, or 50%. This increase resulted because of our increased property and equipment balances resulting from additional hotels that we have under contract at June 30, 2005 compared to June 30, 2004. The increase would have been approximately $18,000 higher had we not changed the estimated useful lives of certain mini-bars effective January 1, 2005.

GROSS PROFIT

Gross profit increased from $121,000 to $308,000, or 154.5% for the three month periods ended June 30, 2004 and 2005, respectively. Gross profit margins increased from 33.1% to 42.5% for the reasons mentioned under Costs of Revenues and Depreciation above.

OPERATING EXPENSES

General and administrative expenses decreased from $281,000 for the three months ended June 30, 2004 to $223,000 for the same period in 2005, a decrease of
20.6%. This decrease resulted primarily from a reduction in consulting fees As a percentage of revenues, general and administrative expenses decreased from 76.9%

to 30.8%, which decrease is a result of the reduction in employee compensation and benefits and because certain general and administrative expenses are fixed in nature and therefore do not fluctuation in direct proportion to any change in revenues.

For the three month periods ended June 30, 2004 and June 30, 2005, selling and marketing expenses increased from $53,000 to $76,000, or 43.4%. The increase resulted because of the expansion of our business, primarily in Europe.

FINANCIAL INCOME (EXPENSES)

For the quarters ended June 30, 2004 and 2005 we had $5,000 of financial income and $57,000 in financial expenses, respectively, a difference of $62,000. This difference is due primarily to currency exchange differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar which affected last year's results and the financing of the Solog agreement. In addition, we recognized $21,000 of interest expense on shareholder loans that ere not outstanding at June 30, 2004.

NET LOSS

The above factors resulted in a decrease in our net loss from $211,000 during the three months ended June 30, 2005 to $62,000 during the three months ended
June 30, 2005 (a decrease of 70.6%).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2005 of
$2,416,000. During the six months ended June 30, 2005, we incurred a net loss of
$121,000, however primarily because such amount included approximately $209,000 of depreciation expense we generated cash from operations of approximately
$79,000 during such time period. This represented a significant improvement from the corresponding period of the preceding fiscal year when we had a net loss of approximately $356,000 and used approximately $297,000 for operating activities.

During the six months ended June 30, 2005 and 2004, we used cash of approximately $1,038,000 and $444,000, respectively for investing activities.
This cash was used primarily for the purchase of mini-bars, and such outlay increased because of our increase in the hotels we service. In addition to the cash outlay for mini-bars that we incurred, we also financed approximately
$498,000 of mini-bars during the six months ended June 30, 2005.

Investing and operating activities have primarily been funded through our financing activities, which resulted in cash of approximately $1,560,000 and
$761,000 during the respective six month periods ended June 30, 2005 and 2004.
During the six months ended June 30, 2005, this cash was generated primarily as a result of equity infusions of $870 (including $137 of common stock that was subscribed at June 30, 2005) and from a financing agreement we entered into with
Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of
$1,100,000 to us.

On June 30, 2005, we had long term liabilities of $1,923,000, which included loans from banks, shareholders and Solog Mifalei Srigah Ltd. The total amount of shareholders loans as of June 30, 2005 was $1,333,000, of which $586,000 are long-term and $747,000 are short-term.

On June 30, 2005, we had cash and cash equivalents of $897,000, and other short-term bank deposits of $259,000, and we believe that we have sufficient cash and cash equivalents to finance our operations in the coming 12 months.

MATERIAL EVENTS

In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 mini-bars in the Radisson hotel in Malta. Operations in the hotel commenced in February 2005.

On November 30, 2004, HOMI received notification that the owner of the property known as The Stanhope Park Hyatt NY ("Hotel"), had elected to sell such hotel to a new owner who intended to end the Hyatt Management Agreement. As a result of this decision, Hyatt ceased its management of the hotel on January 15, 2005 and terminated its contract with HOMI. According to the agreement between HOMI and the Hyatt, in January 2005, the Hyatt purchased the mini-bars for $275,000 which resulted in HOMI recognizing a gain on sale of $104.000. The payment was received in January 2005.

In November 2004, HOMI entered into an agreement with 2 shareholders pursuant to which each agreed to lend HOMI $350,000. These loans, which bear interest at 10%
per annum, were initially to be repaid no later than May 2005. However in May
2005 the shareholders agreed to postpone the repayment date to August 31, 2005.

On January 24, 2005 HOMI issued 266,771 shares of Common stock to 5 individuals, net proceeds amounted to $173,000.

In February 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with Le Meridian St. Julians Hotel in Malta.
Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 280 rooms in this hotel. Operations in the hotel will commence in
September 2005.

In April 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with the Radisson Golden Sand Hotel in Malta. Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in
240 rooms in this hotel. Operations in the hotel will commence in September
2005.

In May 2005 the subsidiary in Italy singed a Memorandum of Understanding ("MOU")
with the Sheraton Roma Hotel, in order to take over the management and operate mini-bars in 649 rooms in that hotel. Operations in the hotel commenced in May
2005.

On June 2, 2005 HOMI issued 861,540 shares of Common stock to IIBD Limited, a
British Virgin Islands corporation, net proceeds amounted to $560,000.

On June 8, 2005 the subsidiary in the US received from Horizon Challenges
Investment Company Ltd. ("Horizon") a loan in the amount of $425,000. This completed the $1.1 million financing which Horizon undertook to provide to the
Company (the "Financing"), pursuant to the Financing Agreement between them, dated as of March 1, 2005, as amended by the parties thereto, as reported by the
Company on May 17, 2005 (the "Amendment"). Pursuant to the Amendment, the amount of financing which the parties had originally agreed would be provided by
Horizon was reduced from $10 million to $1.1 million, after Horizon notified the
Company that it does not have funds available to make the loans required by the
Company.

OTHER SUBSEQUENT EVENTS -

On July 6, 2005 the Company issued 182,000 shares of Common stock to 5 individuals, net proceeds amounted to $137,000.

On July 5, 2005 BTM changed its name to HOMI Israel.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

Evaluation of controls

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI's internal controls during HOMI's second fiscal quarter ended June 30, 2005, HOMI's Principal Executive and
Financial Officers have determined that there are no changes to HOMI's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, HOMI's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The following unregistered securities were issued during the six month period ending June 30, 2005:

        (a) In January 2005, HOMI issued 266,771 shares to certain individuals for a total of $173,000 services rendered to the Company.

        (b) On June 2, 2005 HOMI issued 861,540 shares of Common stock to IIBD
            Limited, a British Virgin Islands corporation, net proceeds amounted to $560,000. This issuance was exempt under Section 4(2) of the
            Securities Act. The proceeds were applied toward the purchase of hotel mini-bars and operating capital.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following exhibits are filed as part of this Form 10-QSB.
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

        14.0          Code of Ethics(8)

        21.0          Subsidiaries(3)

        31.1          Certification of HOMI's Chief Executive Officer pursuant
                      to Rule13a- 14(a) of the Securities Exchange Act of 1934

        31.2          Certification of HOMI's Chief Financial Officer pursuant
                      to Rule13a- 14(a) of the Securities Exchange Act of 1934

        32.1          Certification  of  HOMI's  Chief  Executive and Financial Officers
                      required  by Rule 13a-14(b) under the Securities Exchange
                      Act of 1934 and Section 1350 of Chapter 63 of Title 18 the
                      United States Code (18 U.S.C. 1350)

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

                               HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 22, 2005         By: /s/ Jacob Ronnel
                                 Jacob Ronnel, President

