Form 10QSB
period 2005-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2005-11-21
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

(1) Yes ☒ No ☐  (2) Yes ☒ No ☐

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

30,168,291 - September 30, 2005

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
September 30, 2005

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US dollars in thousands

	September 30,	December 31,
	2005	2004
	Unaudited	Audited

CURRENT ASSETS

Cash and cash equivalents	542	263
Short-term bank deposits	210	34
Trade receivables	400	270
Related parties receivables	53	87
Other accounts receivable	151	270
Inventory	204	170

	1,560	1,094

LONG-TERM INVESTMENT AND RECEIVABLES

Investment in an affiliated company	29	21
Severance pay fund	18	13

	47	34

PROPERTY AND EQUIPMENT, NET	4,177	4,017

OTHER ASSETS

Contract rights, net	45	57
Deferred expenses, net	63	—

	108	57

	5,892	5,202

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 US dollars in thousands (except share data)

	September 30,	December 31,
	2005	2004
	Unaudited	Audited

CURRENT LIABILITIES

Short-term bank credit	1	359
Current maturities of long-term loans from banks and others	301	307
Due to Bartech Systems International	140	735
Related parties loans	486	712
Trade payables	242	200
Other accounts payable and accrued expenses	132	221

	1,302	2,534

LONG-TERM LIABILITIES

Long-term loans from banks and others	1,862	837
Deferred taxes	40	48
Accrued severance pay	16	13

	1,918	898

MINORITY INTEREST	475	500

SHAREHOLDERS’ EQUITY

Preferred shares of $ 0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding	—	—
Common stock of $ 0.001 par value, 100,000,000 shares authorized; : 30,168,291 shares issued and outstanding as of September 30, 2005;	30	29
Additional paid-in capital	4,375	3,491
Common stock subscribed	181	—
Accumulated other comprehensive income (loss)	(48)	45
Accumulated deficit	(2,341)	(2,295)

	2,197	1,270

	5,892	5,202

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

US dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited

Revenues	801	447	2,087	1,131

Cost of revenues	(290)	(224)	(826)	(542)

Depreciation	(114)	(98)	(317)	(247)

Gross profit	397	125	944	342

Operating expenses:

Selling and marketing	(67)	(59)	(197)	(181)

General and administrative	(270)	(229)	(699)	(683)

Operating income (loss)	60	(163)	48	(522)

Financial income (expenses), net	(75)	7	(237)	(7)

Other income (expenses), net	9	(2)	109	(2)

Loss before taxes on income	(6)	(158)	(80)	(531)

Benefit (provision) for income taxes	15	(2)	1	(10)

Income (loss) after taxes on income	9	(160)	(79)	(541)

Equity in earnings of an affiliated company	1	4	8	7

Minority interest in results of subsidiaries, net	65	12	25	34

Net income (loss)	75	(144)	(46)	(500)

Basic and diluted net income (loss)
per share (in US dollar)	0.002	(0.005)	(0.002)	(0.020)

Weighted average number of shares used in computing basic and diluted net income (loss) per share	30,156,158	26,231,429	29,566,024	24,721,568

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US dollars in thousands

	Nine months ended September 30,
	2005	2004
	Unaudited
Cash flows from operating activities

Net loss	(46)	(500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	256
Gain on sale of mini-bars	(105)	—
Accrued interest and linkage differences on loans, net	36	3
Linkage differences on shareholders	79	7
Minority interest in results of subsidiaries, net	(23)	(34)
Equity in earnings of affiliated company, net	(8)	(7)
Increase (decrease) in accrued severance pay, net	(2)	2
Increase in trade receivables	(151)	(62)
Decrease (increase) in other accounts receivable	118	(169)
Increase in inventory	(47)	(43)
Increase in trade payables	62	68
Increase (decrease) in deferred taxes	(2)	19
Increase (decrease) in other accounts payable and accrued expenses	(49)	58
Net cash provided by (used in) operating activities	194	(402)

Cash flows from investing activities

Proceeds from disposition of property and equipment	275	—
Payments for property and equipment	(1,433)	(562)
Short-term bank deposits, net	(176)	(6)
Net cash used in investing activities	(1,334)	(568)

Cash flows from financing activities

Proceeds from common stock subscriptions	181	—
Issuance of shares to minority in subsidiary	—	150
Issuance of shares	885	1,430
Proceeds from long-term loans	1,262	—
Repayment of long-term debt, and short term related party loans	(600)	(414)
Short-term bank credit, net	(324)	(62)
Net cash provided by financing activities	1,404	1,104

Effect of exchange rate changes on cash and cash equivalents	15	2

Increase in cash and cash equivalents	279	136

Cash and cash equivalents at beginning of period	263	137

Cash and cash equivalents at end of period	542	273

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US dollars in thousands

	Nine months ended September 30,
	2005	2004
	Unaudited

Supplemental Disclosure of Cash Flow Information:

Acquisition of property and equipment on short-term credit	—	330

Issuance of shares to consultants	—	63

Cash paid during the period for interest	94	—

Cash paid during the period for income taxes	—	—

The accompanying notes are an integral part of the interim consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (IN 000's)

1.	GENERAL AND NATURE OF OPERATIONS

Hotel Outsource Management International, Inc. is engaged in the distribution, marketing, and operation of computerized mini-bars in hotels located in Israel, Europe, the United States, and South Africa.

2.	SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation

The significant accounting policies applied in the annual consolidated financial statements of Hotel Outsource Management International, Inc. and its subsidiaries (collectively the “Company” or “HOMI”) as of and for the year ended December 31, 2004 are applied consistently in these interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with HOMI’s audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 contained in its Form 10-KSB.

Reclassifications

Certain amounts in the September 30, 2004 consolidated financial statement have been reclassified to conform to the presentation in the September 30, 2005 consolidated financial statements.

Loan Acquisition Costs

Loan acquisition costs incurred in connection with the financing agreement with Solog Mifalei Srigah Ltd. discussed at Note 3 are being amortized over the term of the loans using the interest method.

Change of Estimate

Effective January 1, 2005, the Company decided to depreciate all of its mini-bars over a period of ten years and eliminate any consideration of residual value. Previously, the mini-bars were being depreciated over the lesser of ten years or the terms of the related hotel agreements (which generally approximate 8-10 years). Absent this change in estimate, depreciation would have increased by $17 and $51 during the respective three and nine months ended September 30, 2005.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.	MATERIAL EVENTS -
 The following share issuances occurred during the nine months ended September 30, 2005:

▪On January 24, 2005, the Company issued 266,771 shares of common stock to 5 individuals, net proceeds amounted to $173.
▪On May 31, 2005, the Company issued 23,100 shares of common stock to 1 individual, net proceeds amounted to $15.
▪On May 31, 2005, the Company issued 23,100 shares of common stock to 1 individual, net proceeds amounted to $15.
▪On June 2, 2005, the Company issued 861,540 shares of common stock to IIBD Limited, a British Virgin Islands corporation, net proceeds amounted to $560.
▪On July 6, 2005, the Company issued 182,000 shares of common stock to 5 individuals, net proceeds amounted to $137.

In November 2004 the Company entered into an agreement with 2 shareholders pursuant to which each agreed to lend the Company $350. These loans were for a maximum of 6 months, to be repaid no later than May 2005, and bear interest at 10% per annum in May 2005 the shareholders agreed to postpone the repayment day to August 31, 2005. On August 31, 2005 the Company repaid $300 to one shareholder. The other shareholder agreed to postpone the repayment day to after the rights offering discussed below.

On November 30, 2004, the Company received notification that the owner of the property known as The Stanhope Park Hyatt NY (“Hotel”), had elected to sell such hotel to a new owner who intended to end the Hyatt Management Agreement. As a result of this decision, Hyatt ceased its management of the hotel on January 15, 2005 and terminated its contract with the Company. According to the agreement between the Company and the Hyatt, in January 2005, the Hyatt purchased the mini-bars for $275 which resulted in the Company recognizing a gain on sale of $104. The payment was received in January 2005.

In October 2004 the subsidiary in Italy signed an agreement to install and operate 250 minibars in the Radisson hotel in Malta. Operations in the hotel commenced in February 2005.

In February 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with Le Meridian St. Julians Hotel in Malta. Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 280 rooms in this hotel. Operations in the hotel are expected to commence in March 2006.

In April 2005 the subsidiary in Italy entered into an installation and outsource operation agreement with the Radisson Golden Sand Hotel in Malta. Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 240 rooms in this hotel. Operations in the hotel commenced in October 2005.

In May 2005 the subsidiary in Italy took over the management of the Sheraton Roma Hotel, and began to operate minibars in 649 rooms in that hotel.

In June 2005, the subsidiary in US received from Horizon Challenges Investment Company Ltd. (“Horizon”) a loan in the amount of $425 thousand. This completed the $1.1 million financing which Horizon undertook to provide to the Company (the “Financing”), pursuant to the Financing Agreement between them, dated as of March 1, 2005, as amended by the parties thereto, as reported by the Company on May 17, 2005 (the “Amendment”). Pursuant to the Amendment, the amount of financing which the parties had originally agreed would be provided by Horizon was reduced from $10 million to $1.1 million, after Horizon notified the Company that it did not have funds available to make the loans required by the Company.

In July 2005, Bartech Mediterranean Ltd., (“BTM”), a wholly owned subsidiary of the Company received notice from Bartech E.M.E.A (“Bartech”) terminating two distribution agreements between BTM and Bartech for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between BTM, Bartech and Protel Bilgisayar Ltd., a Turkish company, has also been terminated. For the year ended December 31, 2004, and the nine months ended September 30, 2005, neither of these distribution agreements, nor the sub-distribution agreement, has resulted in any revenues for BTM. The termination of these agreements was effective July 31, 2005, and is not expected to materially affect the Company. All three of the cancelled agreements relate solely to the sale and distribution of mini-bars. They will not affect outsourcing rights, the main focus of the Company’s business.

On August 11, 2005, the Company resolved to engage in a share rights offering of up to 6,000,000 shares of its common stock. Assuming full subscription, the rights offering will provide the Company with proceeds of $1,500 before deduction for fees and expenses are incurred in connection with such offering. Approximately 75% of the total number of rights to subscribe for new shares are expected to be offered to shareholders outside of the United States and approximately 25% within the United States.

4.	SUBSEQUENT EVENT -

On October 6, 2005, the Company issued 279,231 shares of Common stock to IIBD Limited, a British Virgin Islands corporation, net proceeds amounted to $181.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine months ended September 30, 2005 and September 30, 2004. The following discussion should be read in conjunction with the financial statements for such periods

FORWARD-LOOKING STATEMENTS

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

As used in this quarterly report, the term "HOMI" means Hotel Outsource Management International, Inc. The terms, the “Company”, “we”, “us”, “our” means Hotel Outsource Management International, Inc and its subsidiaries, unless otherwise indicated.

OVERVIEW

HOMI, which is a holding company for several subsidiaries that are engaged in the distribution, marketing and operation of computerized mini-bars in hotels located in Israel, Europe, the United States, and South Africa, was initially incorporated on November 9, 2000 under the name Benjamin Acquisitions, Inc. pursuant to the laws of Delaware (the name was changed to HOMI in February 2002). On December 28, 2001, HOMI acquired Bartech Mediterranean Ltd., (“BTM”) an Israeli corporation which sells, markets and operates computerized mini-bars placed in certain up-scale hotels through a “reverse merger” transaction by which HOMI issued shares to the shareholders of BTM in consideration for their shares in BTM. BTM changed its name to HOMI Israel Ltd. in 2005.

In April 2003, HOMI entered into an agreement with Bartech E.M.E.A. SARL (“Bartech”), a wholly owned subsidiary of Bartech Systems, Inc. (“BSI”) whereby Bartech agreed that it would only offer its outsource operations in Europe and all other territories in which it is active and/or sells mini-bars either directly or indirectly, through HOMI, and that HOMI must use Bartech mini-bars in our outsource operations in such locales. Accordingly, through June 30, 2005, we were the exclusive distributor of automatic computerized mini-bars manufactured by BSI, in Israel, Europe, Turkey and South Africa.

On July 1, 2005, HOMI received notice from Bartech terminating two distribution agreements between HOMI and Bartech for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between BTM, Bartech and Protel Bilgisayar Ltd., a Turkish company, has also been terminated. For the year ended December 31, 2004, and the nine months ended September 30, 2005, neither of these distribution agreements, nor the sub-distribution agreement, resulted in any revenues for BTM. The termination of these agreements was effective July 31, 2005, and is not expected to materially affect the Company. All three of the cancelled agreements relate solely to the sale and distribution of mini-bars. They will not effect outsourcing rights, the main focus of HOMI’s business.

HOMI’s subsidiary in the United States, Hotel Outsource Services, Inc. (“HOS”), through which it conducts all of its business in such country, has the exclusive right to outsource Bartech mini-bars in the United States. HOS has no outsource rights in any other countries.

The mini-bars purchased by HOMI from BSI contain proprietary software, sensors and an interface with a hotel's property management system. They also interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. HOMI believes that these mini-bars also enhance efficiency and reduce labor costs.

HOMI’s revenues are primarily derived from the purchase and operation of these mini-bars through its outsource operation program, and by operating “installed base” mini-bars; a program in which mini-bars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the mini-bars.

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

(3)	Employee compensation and benefits arising from labor costs of the mini-bar attendants, as well as management, administration and marketing;

(4)	Interest and other financing expenses arising from indebtedness and foreign currency translation adjustments.

CONTRACTS WITH HOTELS

As of September 30, 2005, HOMI operated approximately 7,363 Bartech mini-bars in 19 hotels. The breakdown of these mini-bars is as follows:

Location	Number of Hotels	Number of Mini-Bars

HOS - United States of America	5	2,624
HOMI - Europe	5	2,110
BATIM - South Africa	3	870
BTM - Israel	6	1,759

Totals	19	7,363

On November 30, 2004, HOS received a notice from The Stanhope Park Hyatt, NY of a change in the hotel’s ownership and its intention to end its agreement with HOS. As a result of this decision, Hyatt ceased its management of the hotel and terminated its agreement with HOS on January 15, 2005. Hyatt paid HOS $275,000 upon termination of the agreement resulting in a gain on disposal of $104,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

For the nine month periods ended September 30, 2004 and 2005, we achieved revenues of $1,131,000 and $2,087,000, respectively. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in revenues is the result of HOMI’s commencement of outsource operations in several new hotels in the United States, and Europe.

For the nine month periods ended September 30, 2005 and 2004, the geographic concentration of our revenues were as follows:

Location	Percentage of Revenues
	2005	2004

United States of America	39%	43%
Europe	27	8
Israel	19	26
South Africa	15	23

Totals	100%	100%

COSTS OF REVENUES AND DEPRECIATION

Costs of revenues for the nine-months ended September 30, 2004 and 2005 were $542,000 and $826,000 respectively, an increase of $284,000 or 52%. The increase was a result of the aforementioned increase in revenues; however, as a percentage of sales, our costs of revenues declined from approximately 47.9% during the nine months ended September 30, 2004 to 39.6% during the nine months ended September 30, 2005. This decline was because a portion of these costs are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues.

Depreciation expense for the nine month periods ended September 30, 2004 and 2005 was $247,000 and $317,000, respectively, an increase of $70,000 or 28%. This increase was a result of our increased property and equipment balances due to the additional hotels that we had under contract at September 30, 2005 compared to September 30, 2004. The increase would have been approximately $51,000 higher had we not changed the estimated useful lives of certain mini-bars effective January 1, 2005.

GROSS PROFIT

Gross profit increased from $342,000 to $944,000 for the nine month periods ended September 30, 2004 and 2005, respectively. Gross profit margins increased from 31% to 46% for the reasons mentioned under Costs of Revenues and Depreciation above.

OPERATING EXPENSES

General and administrative expenses increased from $683,000 for the nine months ended September 30, 2004 to $699,000 for the same period in 2005, an increase of 3%. As a percentage of revenues, general and administrative expenses decreased from 61% to 34%, which decrease is a result of certain general and administrative expenses being fixed in nature and therefore they do not fluctuate in direct proportion to any change in revenues. For the nine-month periods ended September 30, 2004 and September 30, 2005, selling and marketing expenses increased from $181,000 to $197,000. The increase resulted because of the expansion of our business, primarily in Europe.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2004 and 2005 we had $7,000 and $237,000 of financial expenses, respectively, an increase of $230,000. This is due primarily to currency exchange differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement. In addition, we recognized $60,000 of interest expense on shareholder loans that were not outstanding at September 30, 2004.

OTHER INCOME

Other income was $109,000 and $0 during the respective nine month periods ended September 30, 2005 and 2004. Approximately $105,000 of other income resulted from the gain on sale of certain mini-bars as a result of a contract cancellation by a hotel.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES

For the three-month periods ended September 30, 2004 and 2005, HOMI had revenues of $447,000 and $801,000, respectively, an increase of $354,000 or 80%. The increase in revenues is the result of HOMI's commencement of outsource operations in several new hotels in the United States, and Europe.

COSTS OF REVENUES AND DEPRECIATION

Costs of revenues for the three month periods ended September 30, 2004 and 2005 were $224,000 and $290,000, respectively, an increase of $66,000 or 30%. The increase resulted because of the aforementioned increase in revenues; however as a percentage of sales, our costs of revenues declined from approximately 51% during the three months ended September 30, 2004 to 37% during the three months ended September 30, 2005. This decline resulted because a portion of these costs are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues.

Depreciation expense for the three month periods ended September 30, 2004 and 2005 were $98,000 and $114,000, respectively, an increase of $16,000, or 17%. This increase was due to our increased property and equipment balances resulting from additional hotels that we have under contract at September 30, 2005 compared to September 30, 2004. The increase would have been approximately $27,000 higher had we not changed the estimated useful lives of certain mini-bars effective January 1, 2005.

GROSS PROFIT

Gross profit increased from $125,000 to $397,000, or 218% for the three month periods ended September 30, 2004 and 2005, respectively. Gross profit margins increased from 28% to 50% for the reasons mentioned under Costs of Revenues and Depreciation above.

OPERATING EXPENSES

General and administrative expenses increased from $229,000 for the three months ended September 30, 2004 to $270,000 for the same period in 2005, an increase of 18%. As a percentage of revenues, general and administrative expenses decreased from 52% to 34%, which decrease is a result of a reduction in employee compensation and benefits, and because certain general and administrative expenses are fixed in nature and therefore do not fluctuate in direct proportion to any change in revenues.

For the three month periods ended September 30, 2004 and September 30, 2005, selling and marketing expenses increased from $59,000 to $67,000, or 14%. The increase resulted because of the expansion of our business, primarily in Europe.

FINANCIAL INCOME (EXPENSES)

For the quarters ended September 30, 2004 and 2005 we had $7,000 of financial income and $75,000 in financial expenses, respectively, a difference of $82,000. This difference is due primarily to currency exchange differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar which affected last year’s results, and the financing of the Solog agreement. In addition, we recognized $31,500 of interest expense on shareholder loans that were not outstanding during the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2005 of $2,341,000.  During the nine months ended September 30, 2005, we incurred a net loss of $46,000, however primarily because such amount included approximately $317,000 of depreciation and amortization expense we generated cash from operations of approximately $194,000 during such time period. This represented a significant improvement from the corresponding period of the preceding fiscal year when we had a net loss of approximately $500,000 and used approximately $402,000 for operating activities.

During the nine months ended September 30, 2005 and 2004, we used cash of approximately $1,334,000 and $568,000, respectively for investing activities. This cash was used primarily for payments on mini-bars that were acquired and financed prior to December 31, 2004, and such outlay increased because of our increase in the hotels we service.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,404 and $1,104, during the respective nine month periods ended September 30, 2005 and 2004. During such periods, this cash was generated primarily as a result of equity infusions of $1,066 (including $181 of common stock that was subscribed at September 30, 2005) and from a financing agreement we entered into with Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of $1,100,000 to us.

On September 30, 2005, we had long term liabilities of $1,918,000, which included loans from banks, shareholders and Solog Mifalei Srigah Ltd. The total amount of shareholders loans as of September 30, 2005 was $1,146,000, of which $605,000 are long-term and $541,000 are short-term.

On September 30, 2005, we had cash and cash equivalents of $542,000, and other short-term bank deposits of $210,000, and we believe that we have sufficient cash and cash equivalents to finance our operations in the coming 12 months.

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

In November 2004 the Company entered into agreement with 2 shareholders pursuant to which each agreed to lend the Company $350. These loans were for a maximum of 6 months, to be repaid no later than May 2005, and shall bear interest at 10% per annum. In May 2005 the shareholders agreed to postpone the repayment day to August 31, 2005. On August 31, 2005 the Company repaid $300 to one shareholder. The other shareholder agreed to postpone the repayment day to after the rights offering discussed below is completed.

We issued the following shares of stock during the nine months ended September 30, 2005:

▪	On January 24, 2005, HOMI issued 266,771 shares of Common stock to 5 individuals, net proceeds amounted to $173,000.
▪	On May 31, 2005, the Company issued 23,100 shares of Common stock to 1 individual, net proceeds amounted to $15,000.
▪	On June 2, 2005, the Company issued 861,540 shares of Common stock to IIBD Limited, a British Virgin Islands corporation, net proceeds amounted to $560,000.
▪	On July 6, 2005, HOMI issued 182,000 shares of Common stock to 5 individuals, net proceeds amounted to $137,000.

In February 2005, HOMI’s Italian subsidiary entered into an installation and outsource operation agreement with Le Meridian St. Julians Hotel in Malta. Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 280 rooms in this hotel. Operations in the hotel are expected to commence in March 2006.

In April 2005, HOMI’s subsidiary in Italy entered into an installation and outsource operation agreement with the Radisson Golden Sand Hotel in Malta. Pursuant to this agreement, the subsidiary in Italy will install and operate mini-bars in 240 rooms in this hotel. Operations in the hotel commenced in October 2005.

In May 2005, HOMI’s subsidiary in Italy took over the management of the Sheraton Roma Hotel, and began to operate mini-bars in 649 rooms in that hotel.

On June 8, 2005, HOS received from Horizon Challenges Investment Company Ltd. (“Horizon”) a loan in the amount of $425,000. This completed the $1.1 million financing which Horizon undertook to provide to HOMI (the “Financing”), pursuant to the Financing Agreement between them, dated as of March 1, 2005, as amended by the parties thereto, as reported by HOMI on May 17, 2005 (the “Amendment”). Pursuant to the Amendment, the amount of financing which the parties had originally agreed would be provided by Horizon was reduced from $10 million to $1.1 million, after Horizon notified HOMI that it did not have funds available to make the loans required by HOMI.

In July 2005, HOMI-Israel Ltd., a wholly owned subsidiary of the Company received notice from Bartech E.M.E.A (“Bartech”) terminating two distribution agreements between BTM and Bartech for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between HOMI-Israel, Bartech and Protel Bilgisayar Ltd., a Turkish company, has also been terminated. For the year ended December 31, 2004, and the nine months ended September 30, 2005, neither of these distribution agreements, nor the sub-distribution agreement, has resulted in any revenues for BTM. The termination of these agreements was effective July 31, 2005, and is not expected to materially affect HOMI. All three of the cancelled agreements relate solely to the sale and distribution of mini-bars. They will not affect outsourcing rights, the main focus of HOMI’s business

On August 11, 2005, HOMI resolved to engage in a share rights offering of up to 6,000,000 shares HOMI’s common stock. Assuming full subscription, the rights offering will provide HOMI with proceeds of $1,500,000 before deduction for fees and expenses incurred in connection with the rights offering. Approximately 75% of the total number of rights to subscribe for new shares are expected to be offered to shareholders outside of the United States and approximately 25% within the United States.

OTHER SUBSEQUENT EVENTS

On October 6, 2005, the Company issued 279,231 shares of common stock to IIBD Limited, a British Virgin Islands corporation. Net proceeds amounted to $181,000.

On July 5, 2005 BTM changed its name to HOMI Israel Ltd.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI’s internal controls during HOMI’s third fiscal quarter ended September 30, 2005, HOMI’s Principal Executive and Financial Officers have determined that there were no changes to HOMI’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, HOMI’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

The following unregistered securities were issued during the nine month period ending September 30, 2005:

On January 24, 2005 HOMI issued 226,771 shares of common stock to 5 individuals. Net proceeds amounted to $173,000. On May 31, 2005 HOMI issued 23,100 shares of common stock to 1 individual. Net proceeds amounted to $15,000. On June 2, 2005 HOMI issued 861,540 shares of common stock to IIBD Limited, a British Virgin Islands corporation. Net proceeds amounted to $560,000. On July 6, 2005 HOMI issued 182,000 shares of common stock to 5 individuals. Net proceeds amounted to $137,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following exhibits are filed as part of this Form 10-QSB.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)

3.1	Certificate of Incorporation (1) (2)

3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)

3.2	By-Laws (1) (2)

10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3) (9)

10.2	BTM-BSI Agreement for South Africa (1) (3) (9)

10.3	HOS-BTM Stock Purchase Agreement (1) (3) (9)

10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)

10.14	Employment Agreement between HOS and Ariel Almog (1) (5)

10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)

10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1) (7)

10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)

10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)

10.20	Financing Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28, 2005(1)

10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004(1)

Exhibit No.	Description

14.0	Code of Ethics(8)

21.0	Subsidiaries(3)

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1	Certification of HOMI’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from the Form 10-KSB filed on April 16, 2004.

(9)	BTM chanded its made to HOMI Israel Ltd. on July 5, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Date: November 21, 2005	By:	/s/ Jacob Ronnel
Jacob Ronnel, President