Form 10KSB
period 2005-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2006-04-18
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). _ Yes    X No

State issuer's revenues for its most recent fiscal year. $2,814,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

36,548,815 shares at $0.50(1) = $18,274,407

(1) Average of bid and ask closing prices on March 30, 2006

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

36,548,815 common shares issued and outstanding as of March 30, 2006

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1	Business………………………………………………………………………………...........................................................................	5
	General………………………………………………………………………………...............................................................................	5
	Our Growth Strategy…………………………………………………………………...........................................................................	5
	Operations……………………………………………………………………………............................................................................	6
	Competition…………………………………………………………………………..............................................................................	7
	Customers and Markets……………………………………………………………….........................................................................	9
	Government Regulations……………………………………………………………...........................................................................	9
	Intellectual Property…………………………………………………………………............................................................................	9
	Employees……………………………………………………………………………............................................................................	10
	Corporate Structure…………………………………………………………………............................................................................	10
Item 2	Description of Property……………………………………………………………….........................................................................	10
Item 3	Legal Proceedings……………………………………………………………………..........................................................................	11
Item 4	Submission of Matters to a Vote of Security Holders………………………………......................................................................	11

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Small Business Issuer Purchases of Equity Securities………………................................................................................	11
Item 6	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations……………………………………...............................................................................................................	12
	Forward-Looking Statements………………………………………………………….........................................................................	12
	Critical Accounting Policies…………………………………………………………...........................................................................	13
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful
	Accounts…………………………………………………………………………...........................................................................	13
	Long-Lived Assets……………………………………………………………………..........................................................................	13
	Overview………………………………………………………………………………...........................................................................	14
	Cost and Expenses ................................................................................................................................................................................	14
	Financing Agreement .............................................................................................................................................................................	14
	Results of Operations………………………………………………………………….........................................................................	15
	Liquidity and Capital Resources………………………………………………………........................................................................	16
	Subsequent Events……………………………………………………………………..........................................................................	17
	Off-Balance Sheet Arrangements……………………………………………………..........................................................................	18
	Inflation……………………………………………………………………………….............................................................................	18
	International Tax Implications…………………………………………………………........................................................................	18
Item 7	FinancialStatements……………………………………………………………………..........................................................................	18
	Report of Independent Registered Public Accounting Firm..............................................................................................................
	Consolidated Balance Sheets………………………………………………………….........................................................................
	Consolidated Statements of Operations………………………………………………........................................................................
	Consolidated Statements of shareholders’ Equity……………………………………......................................................................
	Consolidated Statements of Cash Flows………………………………………………......................................................................
	Notes to Consolidated Financial Statements……………………………………………....................................................................
Item 8	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure…………………………………………….........................................................................	18
Item 8A	Controls and Procedures…………………………………………………………….............................................................................	18
Item 8B	Other Information…………………………………………………………………….............................................................................	19

TABLE OF CONTENTS
(Continued)

FORM 10-KSB

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which distribute, market, and operate computerized mini-bars in hotels located in Israel, Jordan, the United States, Europe, and South Africa. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as HOMI. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus primarily on distributing, servicing and marketing computerized mini-bars located in upscale hotels throughout the world.

We believe that by using the appropriate equipment, including technologically advanced computerized minibars, we are able to materially improve the performance of the minibar departments, thereby improving the hotel’s bottom line.

For some years now, the hotel industry has been focusing on outsourcing many of the functions related to its key activities, in order to increase efficiency and lower fixed costs. We offer our customers a number of solutions that are designed to meet this need, in relation to the minibar departments, ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements.

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

Using these methods, we already manage many thousands of minibars for our customers, who are spread over five continents around the world.

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various wholly and majority owned subsidiaries around the world, has been in place since 2001.Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB.".

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs.

We intend, among other things, to expand our activities in those hotels in which a minibar system is already installed and operational. These opportunities can be particularly attractive, as a simplified business model can be implemented, without it being necessary to address matters such as the purchase and installation of the minibars themselves.

Our activities currently focus on North America, Europe, South Africa and the Asia Pacific regions. It is our intention to take our activities into additional territories and regions, as well as consolidating and increasing our business in the regions in which we are already active. We believe that there are growth opportunities in new markets, and that by implementing the same models that have been successful for us in our current markets, we will be able to replicate our success in these other regions also.

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels as well, and we intend to develop new models to meet this challenge. By opening the midscale range of hotels to our services, we will be able to substantially increase the potential size of our target market, which would enable us to further improve our revenues and profitability.

Similarly, up until now we have concentrated primarily on the management and operation of computerized minibars. Based on our past experiences in the hospitality industry, we think that our know-how is equally applicable to non-computerized minibars, and that we could be just as successful in improving the hotels’ bottom line in non-computerized minibar departments. We therefore intend to develop marketing strategies aimed at boosting our activities in this sector, in addition to the services that we will continue to provide for computerized minibars.

We believe that significant growth opportunities exist by selectively pursuing strategic acquisitions and alliances, thereby enabling us to offer new products and services. By capitalizing on this strategy, we hope to continue to grow our business with our commitment to quality service to our customers. We intend to expand our operations by acquiring companies and/or seeking strategic alliances which complement our business objectives, as opportunities arise.

Operations

Our activities focus primarily on managing the minibar departments in upscale hotels. We offer our customers a number of solutions ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements. We currently implement several general types of business model, further detailed below.

Complete Outsource Solution. This is currently the most prominent of the business models that we employ. Many hotels do not want to pay upfront for their minibars, and many do not want to allocate resources to operate the minibars either.

Accordingly, we purchase new minibars and install them at the customer’s premises, at no immediate cost to the customer. In the case of computerized minibars, the installation also includes software designed to interface between the minibars and the customer’s existing management software, so that various actions relating to usage of the minibars such as, consumption of products from the minibars, and the locking/unlocking of the minibars, can be logged or controlled by the customer and by us. We then manage and operate the minibar department for the customer. We also supply full maintenance services for the minibars. We carry the operating expenses of the minibar department, and net revenues (after rebates and other discounts, if any) from the minibar department are shared, with us receiving the majority of the revenue and the hotel retaining the balance of the revenues. Generally, we offer incentives to the hotel such as implementing a sliding scale on the division of net revenues, so that the customer’s relative share increases as the net revenue per minibar rises.

In this model, the term of our agreement with the customer is generally 8-9 years, and the customer typically has an option to purchase the turnkey system from us at various points in time spread throughout the term of the agreement, at a gradually decreasing (sliding scale) purchase price. Our objective is to provide our services to the customer for the full term of the agreement, but this business model remains profitable even if the customer decides, at any stage, to exercise its option to purchase the system from us.

We believe that this model offers the customer many advantages in relation to its minibar department, including the following:

▪	No capital expenditure on the minibars
▪	A new revenue stream, if no minibars were previously installed and operational
▪	No labor expenses and no operating costs
▪	No purchase of goods and no inventory management
▪	Added service to guests, thereby improving the customer’s competitive edge
▪	No downside: hotel is minimizing its risks, both financial and other
▪	Added flexibility, via the customer’s option to purchase the system
▪	Outsourcing allows the hotel to focus on major revenue sources
▪	Quality of service: we specialize in the field
▪	Increased control and management, extensive reporting
▪	No maintenance by customer
▪	Periodic technical and technological upgrades

Outsource Solution for Leased Base. In this model, the customer leases the minibars from the manufacturer, and we do not own the minibars. As a result, we provide partial, but not full, maintenance services, and all provisions relating to the purchase of the minibars by the customer are governed by the terms of the agreement between the customer and the manufacturer. In all other respects, the model works in the same way as the Complete Outsource Solution and we manage and operate the minibar department, under a revenue sharing arrangement with the customer. Because we do not finance the purchase of the minibars, the net revenue share is different, and the customer’s share is larger than it is in the Complete Outsource Solution, although we still receive most of the revenue.

Management & Operation of Installed Base. For customers who already have an installed, operational minibar system, we provide partial maintenance services, and full operation and management services. Essentially, the services which we provide in this case are the same as in the Outsource Solution for Leased Base model.

Management of Installed Base. This is the model that is preferred by customers who wish to receive the benefit of our know-how and our procedures, but would like to continue to manage the minibar department themselves, using their own staff. Typically, the customer receives a limited license to utilize our know-how, and is then taught how to manage the minibar department in a more efficient and profitable manner. We provide part-time supervision and support, and the customer carries the cost of operation of the department.

Other. The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a flexible approach, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into other financing arrangements, where circumstances so require.

Competition

We have a decade of, hands-on experience in providing services to the hotel industry. Whether we are consulting to a hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

Many of our competitors have experience in revenue-sharing business models, while others provide systems that are supposed to improve the efficiency of a hotel’s minibar department.

We believe that our ability to provide a range of services, up to a Complete Outsource Solution, including a comprehensive financing solution as well as the full management and operation of the minibar department, places us in a favorable position, compared with some of our competitors.

Our hands-on management strategy, combined with on-site supervision, allows us to assume responsibility for the following matters, thereby enabling our customers to concentrate their efforts in other areas:

▪	implementation of our exclusive operating procedures
▪	procurement of the consumables that are offered in the minibars
▪	management of inventory control and monitoring of expiry dates of consumables
▪	implementation of procedures to handle and reduce rebates
▪	daily reconciliation of accounts
▪	training of minibar attendants and front office employees
▪	maintenance and support

Our objective, is to enable our customers to increase the net revenues that are generated by their minibar departments, including by the following means:

▪	taking active involvement in the selection and pricing of consumables
▪	implementing innovative and attractive product mixes for different room categories
▪	producing attractive, creative and novel menus
▪	improving minibar visibility
▪	proposing and implementing effective promotional activities
▪	reducing rebates & manual emptying of minibars by guests
▪	in-depth and real-time data logging and reporting, thereby creating extensive sales statistics and enabling effective data-mining, designed to adapt the system to improve performance

Most hotels still manage and operate their minibar departments in-house, and the concept of outsourcing this to a company that specializes in this kind of activity is still relatively new. In some cases, there is a general lack of awareness on the part of the hotel, either of the existence of the kind of services which we offer, or of the advantages that can be gained by making use of them. Our marketing activities are directed at increasing awareness and painting a full picture for the hotels, so that they can make an educated decision, based on the relative pros and cons. We believe that our services can be of substantial benefit to our customers, but outsourcing of this type of services still accounts for a relatively small segment of the hotel industry market.

In addition, there are also other companies which offer some or all of the services which we offer. Presently, our main competitors in the United States are Automatic Minibar Systems, Ltd. and its affiliates, which offer outsourcing or revenue sharing programs at prices that are competitive with ours. Other companies, such as Club Minibar, offer outsourcing programs utilizing manual minibars. In respect of the financing aspects of the solutions we offer to our clients, we are also in competition with certain manufacturers of the minibars themselves.

Outside of North America, Europe, South Africa and the Asia Pacific regions, we have yet to establish a significant volume of activity and are not yet familiar with the type of competition that exists there.

Whether in the regions in which we are currently active, or in territories into which we will expand our activities in the future, the arrival of other companies offering similar services may force down our profit margins if we are to remain competitive.

Customers and Markets

We currently market and provide our products and services primarily to upscale and luxury hotels.

As of December 31, 2005, we provide operation and/or management services to the minibar departments of at least the following hotels:

➢	Hyatt Regency San Francisco, USA
➢	Grand Hyatt Seattle, USA
➢	Hyatt Regency Boston, USA
➢	The Renaissance Mayflower, Washington DC, USA
➢	ArabellaSheraton Bogenhausen, Munich, Germany
➢	ArabellaSheraton Grand, Munich, Germany
➢	Sheraton Diana Majestic, Milano, Italy
➢	Radisson Bay Point, Malta
➢	Radisson Golden Sands, Malta
➢	Le Meridien, Malta
➢	Palazzo InterContinental, Johannesburg, S.Africa
➢	Airport InterContinental, Johannesburg, S.Africa
➢	Arabella Sheraton Cape Town, S. Africa
➢	David InterContinental Tel-Aviv, Israel
➢	Carlton Hotel, Tel-Aviv, Israel
➢	Sheraton City Tower, Tel-Aviv, Israel
➢	Dan Hotel, Tel-Aviv, Israel
➢	The Daniel, Herzliya, Israel
➢	David Citadel (ex Hilton), Jerusalem, Israel

There seems to be a direct correlation between a hotel's occupancy level and the quantity of purchases made by guests from a hotel's mini-bars. As a result, in the majority of our current projects, where our revenues are based on the net revenues of the minibar departments which we operate and/or manage, our revenues are dependent on hotel occupancy levels. Decreases in hotel occupancy levels could result in corresponding decreases in our revenues.

Governmental Regulation

In accordance with regulations related to the sale of alcoholic beverages in various countries in which we provide our services, there are instances where we operate under a hotel's license to sell alcohol. In such cases, although we do not incur costs of meeting regulatory compliance, we cannot guarantee a hotel's compliance with applicable regulations. Failure of a hotel to comply with these regulations could result in our inability to sell alcoholic beverages in the minibars being operated and/or managed by us, which would probably result in a decrease in our revenues.

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. We hold no other patents, trademarks, service marks or other intellectual property relating to our operations.

Employees

As of December 31, 2005, HOMI and its subsidiaries had 15 full time employees.

Corporate Structure

We have a United States subsidiary, Hotel Outsource Services, Inc. (“HOS”), through which we conduct business in the United States. We own 70% of HOS, and the other 30% is owned by the minibar manufacturer, Bartech Systems International, Inc. (“Bartech”, or “BSI”). HOS has the exclusive right to outsource Bartech minibars in the United States. HOS does not operate outside the United States.

Outside the United States, we carry on our business activities through regional subsidiaries, each of which is responsible for one or more territories in which we market and/or provide our services. These subsidiaries receive management services from us, and also retain staff of their own, either as employees or under management agreements or service agreements.

Our operating subsidiaries can, as of March 30, 2006, be summarized as follows:
Hotel Outsource Services, Inc. (“HOS”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI South Africa (Pty) Ltd. (“HOMI South Africa”)
HOMI Australia Pty Ltd. (“HOMI Australia”)
HOMI Deutschland GmbH (“HOMI Germany”)
HOMI Italia S.R.L. (“HOMI Italy”)

HOS is 30% owned by Bartech. HOMI South Africa is owned 60% by us and 40% by Batim Homes (Pty) Ltd., which is beneficially owned by Mr. Daniel Golan. All the other subsidiaries are wholly owned by us, directly or indirectly.

ITEM 2:  DESCRIPTION OF PROPERTY

Our operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also make use of a small amount of office space in Tel Aviv, Johannesburg, San Francisco and New York.

Our facilities are as follows:

•
Our corporate headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no additional cost to us. Schonfeld & Weinstein, L.L.P. serves as our US Counsel and also owns shares in our company.

•
HOMI Israel’s corporate headquarters are currently located at 4 Raul Wallenberg Street, Tel Aviv, Israel, with a monthly rent of $400. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

•
HOS has its corporate headquarters at 1 Embarcadero Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOS' operations are conducted from the office we utilize at the Hyatt Regency San Francisco, which is one of our customers.

•	HOMI South Africa operates from an office in Johannesburg for monthly rent of $350.
•	In connection with our European operations, we also lease an office in Paris, France, for monthly rent of approximately $1,350 (€1,130).

The office space provided us by the hotels in which we operate are also usually used to store goods to be placed in the minibars and spare parts for the minibars. Generally, we do not keep a significant number of minibars in stock. Instead, we order them on an as needed basis. Typically, they are then shipped directly from the manufacturer to the customer. As we enter into additional outsource agreements with customers, we will expect to receive office space within the premises of these customers, from which we will conduct our operations.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. To the best of our knowledge, no governmental authority is contemplating the initiation of any legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 20, 2005, HOMI held its annual shareholders meeting. An Information Statement for such meeting was filed with the Commission. At the annual meeting, the following persons were elected as directors, each to serve a one year term: Jacob Ronnel; Ariel Almog; Boaz Tamir, Jacob Faigenbaum; Jules M. Polak; and Avraham Bahry, who is Chairman of the Board.

The other matter that was voted upon at the meeting was to nominate the accounting firm of Kingery & Crouse as HOMI’s independent auditors. Each item was approved with the unanimous vote of all shares represented at the meeting.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of March 30, 2006, HOMI has 36,548,815 shares of common stock outstanding held by a total of 111 shareholders. No dividends have been declared as of March 30, 2006.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

First Quarter 2005

High Bid $0.60	Low Bid $0.48

Second Quarter 2005

High Bid $1.20	Low Bid $0.30

Third Quarter 2005

High Bid $1.18	Low Bid $0.38

Fourth Quarter 2005

High Bid $1.23	Low Bid $0.37

Recent Sales of Unregistered Securities

All unregistered sales of securities during 2005 have been previously reported.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2005. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2005.

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

Critical Accounting Policies

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

Revenue recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenues from product sales derived from outsource activity under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable.

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2005 and 2004.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2005 the Company’s balance sheet includes $4.1 million of fixed assets, net. The Company has completed its impairment test for 2005 and has concluded that no impairment write-off is necessary.

Overview

HOMI is a holding company for several subsidiaries which distribute, market and operate computerized mini-bars in hotel rooms throughout the world.

We believe that by using the appropriate equipment, including technologically advanced computerized minibars, we are able to materially improve the performance of the minibar departments, thereby improving the hotel’s bottom line.

For some years now, the hotel industry has been focusing on outsourcing many of the functions related to its key activities, in order to increase efficiency and lower fixed costs. We offer our customers a number of solutions that are designed to meet this need, in relation to the minibar departments, ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements.

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

Using these methods, we already manage many thousands of minibars for our customers, who are spread over five continents around the world.

We commenced operations in 1997, and now conduct our business through our various subsidiaries. Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB.".

Costs and Expenses

Costs and expenses incurred in our outsource operations are generally as follows, but can vary depending on the circumstances and the nature and terms of specific agreements with customers:

(1)	the purchase of the minibars system to be installed in hotels; this capital expense is charged to property and equipment and depreciated over a period of ten years;

(2)
the purchase of the consumables to be placed in the minibars; we purchase these products from various vendors; sometimes the customer will purchase the alcoholic beverages to be placed in the minibars and we reimburse the customer for such purchases;

(3)	labor costs of the minibar attendants;

(4)	G&A, and marketing;

(5)	maintenance of the minibar systems;

(6)	finance expenses.

Financing Agreement

On March 1, 2005, we entered into a financing agreement with Solog Mifalei Srigah Ltd. (now known as Horizon Challenges Investment Company) (“Horizon”), which is a public limited company whose stock is traded on the Tel-Aviv Stock Exchange (the “Horizon Agreement”).

The Horizon Agreement was amended, as reported by us on May 17, 2005, such that the amount of financing which we had originally agreed would be provided by Horizon was reduced from $10 million to $1.1 million, after Horizon notified us that it does not have funds available to make the loans required by us.

We received from Horizon the sum of $1.1m pursuant to the Horizon Agreement, as amended, in a series of 4 loans, each of which is being repaid over 9 years, at a monthly rate, principal plus interest, of $15 per $1,000 of principal. The loans correspond to the minibar systems at 4 specific hotels - three in Israel and one in the United States - and each one is secured by a lien on the minibars in respect of which the loan was received, and a security interest and assignment of a portion of our monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans under the Horizon Agreement, principal plus interest.

RESULTS OF OPERATIONS FOR HOMI

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

Revenues

For the years ended December 31, 2004 and 2005, HOMI had revenues of $1,647,000 and $2,814,000 respectively, an increase of $1,167,000 or 70.9%. These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in the United States and Europe.

As we increase the number of hotels in which we operate, our operations become increasingly diversified. For the year ended December 31, 2005, our three largest customers accounted for 33.7% of our total revenues, whereas in 2004 our three largest customers collectively comprised of 45.4% of our total revenues.

As of December 31, 2005 and 2004, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate mini-bars as follows:

Location	Percentage of Revenues
	2005	2004

United States of America	41%	42%
Europe	23	10
Israel	20	26
South Africa	16	22
Totals	100%	100%

Gross Profit

Gross profit increased from $488,000 to $1,222,000, or 150% for the years ended December 31, 2004 and 2005, respectively. As a percentage of revenue, gross profit margins increased from 30% to 43.4% respectively, due to the reasons mentioned in Cost of Revenues, below.

Cost Of Revenues: Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2004 and 2005 were $797,000 and $1,174,000 respectively, an increase of $377,000 or 47.3%, as a result of an increase in revenues. As a percentage of gross revenues, other cost of sales decreased from 48.4% in 2004 to 41.7% in 2005. This decline was because a portion of these costs are fixed in nature and do not fluctuate in direct proportion to any changes in revenue. Depreciation expense for the years ended December 31, 2004 and 2005 was $362,000 and $427,000, respectively, an increase of $56,000, or 15.5% as a result of increased property and equipment balances resulting from additional hotels we had under contract at December 31, 2005 compared to December 31, 2004. However, as a percentage of revenues, depreciation expense decreased.  The increase in depreciation would have been approximately $121,000 if we had not changed the estimated useful lives of our minibars effective January 1, 2005.

Operating Expenses

General and administrative expenses increased from $960,000 to $975,000, or 1.6% for the years ended December 2004 and 2005. As a percentage of revenues, general and administrative expenses decreased from 58.3% to 34.6%, which decrease is a result of certain general and administrative expenses being fixed in nature (and therefore they do not fluctuate in direct proportion to any change in revenues.)

Selling and Marketing expenses decreased slightly from $243,000 to $240,000, or 1.3%.

Operating loss decreased from $715,000 for the years ended December 31, 2004 to operating profit of $7,000 for the similar period in 2005. Operating (loss) profit as a percentage of revenues decreased from 43.4% to a profit of 0.2%.

For the years ended December 31, 2004 and 2005 we had $67,000 and $318,000 in interest and financial expenses, respectively, an increase of $251,000, or 374.6%. This is due primarily to currency exchange difference which resulted from the devaluation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement. In addition, interest expense increased between the years ended December 31, 2004 and 2005, most notably becuase we recognized $52,000 of interest expense on shareholder loans that were not outstanding at December 31, 2004.

For the year ended December 31, 2004 we had other expenses of $2,000, and for the year ended December 31, 2005, we had other income of $122,000, primarily from the gain on certain mini-bars as the result of a contract cancellation by a hotel.

Net Loss

As a result of the above, net loss decreased from $732,000 to $128,000, a decrease of 472% for the year.

Liquidity And Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2005 of $2,423,000.  During year ended December 31, 2005, we incurred a net loss of $128,000. During the year ended December 31, 2004, we incurred a net loss of $732,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,300,000 and $1,900,000 during the respective years ended December 31, 2005 and 2004. During such periods, this cash was generated primarily as a result of equity infusions of $1,051,000 and from a financing agreement we entered into with Horizon Challenges Investment Company, Ltd., formerly known as Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of $1,100,000 to us.

On December 31, 2005, HOMI had long term notes of $2,282,000 (including $1,067,000 from shareholders), $279,000 current maturities, and no short-term bank credit.  In the first quarter of 2006, approximately $650,000 of shareholders loans were converted to common stock as part of a rights offering which resulted in equity increasing by $1,500,000.

At March 31, 2006, we have cash of approximately $850,000. We believe this amount of cash will be sufficient to meet our cash requirements for the next twelve months.

Subsequent Events

On February 10, 2006, HOMI completed an offering of 6,000,000 shares of its common stock. Pursuant to the terms of this offering, for each 5.028 shares held as of the record date, existing shareholders of the Company were able to purchase one new share of common stock at $ 0.25 per share. Shareholders subscribed for the full amount of shares providing the Company with equity in the amount of $ 1,500,000 (including $650,000 from the conversion of shareholder loans).

On March 6, 2006, HOMI entered into agreements with certain shareholders of Bartech Systems, Inc., a Delaware Corporation (“BSI”) to purchase a total of 3,592,965 shares of BSI Common and Preferred shares for an equal number of HOMI shares. Upon consummation of this transaction, HOMI will own approximately 24% of BSI. The Company has agreed to register these shares once the share exchange is complete.

In January 2006, HOMI’s Australian subsidiary signed an agreement with a hotel to install and operate 577 mini-bars.

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. The South African subsidiary is subject to a 29% corporate tax rate. HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).

Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

As of December 31, 2005 HOMI Israel Ltd. a subsidiary in Israel had approximately $605,000 Israeli net operating loss carry forwards. The loss carry forwards in Israel have no expiration date.

As of December 31, 2005, HOMI and HOS had approximately $1,656,000 net operating loss carry forwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. As of December 31, 2005 the South African subsidiary had net operating loss carry forwards of $227,000, and the Luxembourg and Malta subsidiaries had net operating loss carry forwards of $72,000 and $5,000, respectively.

ITEM 7. FINANCIAL STATEMENTS

Please see page FS-2.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of March 30, 2006 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Jacob Ronnel	49	CEO, President, Director

Ariel Almog	38	COO, Secretary, Director

Sigal Grinboim	41	CFO

Avraham Bahry	60	Chairman

Jules Polak	59	Director

Boaz Tamir	53	Director

Jacob Faigenbaum	52	Director

Biographies

Jacob Ronnel, 49, has been Chief Executive Officer, President and a director of HOMI since December 28, 2001, director and Chief Executive Officer, of Bartech Mediterranean Ltd. since May 1997 where he became a managing director in March 1998; CEO, President and a director of Hila since its inception in 2001; President and a director of HOMI South Africa since inception in 1999 and director and chief executive officer of Hotel Outsource Services, Inc. since September 2001. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de LaUnited Statesnne, Switzerland.

Ariel Almog, 38, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001. He has been Chief Operating Officer and a director of Bartech Mediterranean Ltd. since May 1997 and a general manager since March 1998, COO, secretary and a director of Hila since its inception in 2001, COO and a director of HOMI South Africa since inception in 1999 and a director and chief operating officer of Hotel Outsource Services, Inc. since September 2001. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Sigal Grinboim, 41, has been Chief Financial Officer of HOMI since December 2004. From 2003 to 2004, Ms. Grinboim was a partner at Romano & Co., an accounting firm located in Israel. From 1997 to 2002, Ms. Grinboim was Chief Financial Officer of Amos Gazit Ltd, an international import and export company located in Israel. She is a certified public accountant and has a degree in Business Management and Accounting from Tel Aviv University.

Avraham Bahry, 60, has been Chairman of HOMI since December 2004. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Boaz Tamir, 53, has been a director of HOMI since December 2004. Mr. Tamir is a founding partner of Montefiore Partners Venture Capital fund, and Ronald Group (Environment), a consulting firm. Dr. Tamir also founded and directed, with PWLL Accountants, Ya’ad Business Development Ltd., a consulting company. He was the founder and chief executive officer of Be-Connected, a telecommunications company. Dr. Tamir received a Ph.D in Business Administration and Political Economy from MIT.

Jules M. Polak, 59, has been a director of HOMI since December 2004. Mr. Polak has been a principal of Jules Polak Business Consulting Ltd. since 2000. From 1993 to 2000, he was Chief Executive Officer of Golden Pages Israel, the yellow pages publisher of Israel. He has been a director of several privately held companies in Israel.

Jacob Faigenbaum, 52, has served as founder and Managing Director of Financial Guardian Group since 2001. He was Senior Manager of Old Mutual International in London from 1997 to 2001, and he was Managing Director of Pioneer International, International Investments Advisory from 1986-1997. Mr. Faigenbaum served in the Israeli Defense Forces as Colonel. He received a Masters of Economics and Business Administration from Bar Ilan University (Israel) and is currently finishing his LLB.

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

ITEM. 10	EXECUTIVE COMPENSATION

Name And Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compen-sation ($)
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Awards
					Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)
Jacob Ronnel(1)
CEO, President	2003	$100,000
	2004	$100,000					$13,491
	2005	$107,994		$4,750- interest
Ariel Almog(2)
COO, Secretary	2003	$130,200
	2004	$161,000
	2005	$153,979		$6,000- interest
Sigal Grinboim
CFO	2003	N/A
	2004	$20,000
	2005	$48,000
Avraham Bahry
Chairman	2003	N/A
	2004	$5,000
	2005(3)	$0

(1)
In 2004, Mr. Ronnel’s salary was paid as follows: HOMI Israel- $24,497; HOS-$39,996; HOMI- $48,998. According to the employment agreement entered into by Jacob Ronnel and HOS which commenced June 2002, Mr. Ronnel shall serve as Chief Executive Officer at $80,000 per year; however, Mr. Ronnel received only 50% of his base salary ($40,000 per year) until June 2003, and resumed his $80,000 per year salary in July 2003. Mr. Ronnel is entitled to an annual performance-based bonus. HOS may terminate this agreement upon 90 days written notice.

(2)	Mr. Almog’s entire salary was paid by HOS.

(3)
Mr. Avraham Bahry has a consulting agreement with HOMI, pursuant to which he receives $75,000 per year commencing January 1, 2005; however, he has agreed to waive any payments until such time as HOMI achieves a net profit.

HOMI intends to adopt an Employee Stock Option Plan for management and key employees in which between 2,000,000 and 3,000,000 options would be issued. However as of the date of this report, no such plan has been adopted.

Directors Compensation

Directors will be reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 31, 2006, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;
•	Each of our officers and directors;
•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	2,379,312	6.5%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,894,832	7.9%

Blackborn Consulting (1999) LTD.(1) 25 HaMerad Street Tel Aviv, Israel	3,176,917	8.7%

Rodia Mihali (2) 21 Neher St Munich, Germany	1,307,917(	3.6%

Sigal Grinboim 7 Barazani Street Ramat Aviv, Israel	0	0%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	3,566,838	9.8%

Jules Polak 4 Kiriati Street Ramat Gan, Israel	0	0%

Boaz Tamir 10 Hoaranim Street Zichron-Yaacov, Israel	0	0%

Robert W. Singer (3) 2110 West County Line Road Jackson, New Jersey	0	0%

Jacob Faigenbaum Migdal Moshe Aviv 7 Jabotinsky Street, 19th Floor Ramat Gan, Israel	0	0%

All officers and directors as a group (10 people)(2)(3)	5,946,150	16.3%(2)

(1)	The beneficial owner of the securities held by Blackborn Consulting is Mr. Benzion Perko, 17 Alterman Street, Kfar-Saba, Israel.

(2)	Mr Mihali resigned as director in 2005.

(3)	Senator Singer resigned as a director in 2005

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2003, Jacob Ronnel and Ariel Almog lent us $150,000 under notes payable bearing interest at a fixed rates of 4%. The loans were converted into shares of our common stock subsequent to December 31, 2005. During each of the years ended December 31, 2004 and 2005, we incurred interest of approximately $12,000 under these loans.

In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to us in 2003 and 2004, the stockholders were issued 1,000,000 shares at no consideration. We recorded $213,000 and $87,000 as stock based expenses in 2003 and 2004, respectively.

In March 2004 two of our shareholders extended loans of $600,000 to us for the purpose of purchase of additional minibars. These loans were converted into share capital as part of the rights offering we held in July 2004. Pursuant to such offering, on July 10, 2004, we commenced an offering to our existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of our restricted common stock for every 5.566 shares of common stock held as of such date. A total of 4,500,180 shares were offered. The purchase price was $0.33 per share. This offering expired on August 12, 2004 and we raised $936,000, including the conversion of the aforementioned stockholder loans, and issued 2,834,358 shares of common stock.

In May 2004 we approved the conversion of certain shareholder loans and others amounting to $414,000 into 828,000 shares of our restricted common stock.

In September 2004 a shareholder lent us $150,000. In October 2004 we converted this loan, plus a previous loan of $250,000 into 952,522 shares of our common stock.

In November 2004 Avraham Bahry and Rodia Mihali lent us $350,000. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently deferred), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of our assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of our common stock owned by Jacob Ronnel, Ariel Almog and Benzion Perko. We had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share, and such right was exercised in 2006 for the note balance owed at December 31, 2005 (one of the loans was paid in 2005)

Daniel Golan, the minority shareholder of HOMI South Africa (Proprietary) Limited granted a loan to us that had a balance of approximately $299,000 and $297,000 as of December 31, 2004 and 2005, respectively. The loan is linked to the South African Rand with annual interest of 10.5%. The loan term is indefinite with no fixed terms of repayment.

During the years ended December 31, 2004 and 2005, the Company incurred interest of $18 and $72 under these notes. At December 31, 2005, we owe our stockholders approximately $52,000 for accrued interest.

During the year ended December 31, 2005, we engaged a shareholder to provide certain consulting service under an agreement that allowed us to remunerate the consultant in cash and/or shares of our common stock. The initial agreement provided that the number of shares to be issued would be 37,500 per quarter; however this number of shares was subsequently reduced by 20% to 30,000 shares for Q3 and Q4 of 2005. Subsequent to December 31, 2005, we made the decision to satisfy the amount owed of $68,000 for such consulting services through the issuance of 135,000 shares of our restricted common stock.

During the years ended December 31, 2004 and 2005, we incurred various related party expenses for the following:

Description	2004	2005

Rent and office services	$37,000	$-
Directors’ fees and liability insurance	-	45,000
Consulting fees	158,000	242,000

Totals	$195,000	$287,000

ITEM 13. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-B
2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation(1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003(1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
14.0	Code of Ethics(8)
21.0	Subsidiaries(3)
31.1	Certification of Sigal Grinboim and Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.
(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.
(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.
(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.
(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.
(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.
(7)	Incorporated by reference from Form 8-K filed April 8, 2004.
(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.
(9)	Incorporated by reference from Form 8-k filed March 1, 2005
(10)	Incorporated by reference from Form 8-k filed May 19, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the years ended December 31, 2004 and December 31, 2005 for professional services rendered by HOMI’s independent auditors for the audits and review of financial statements contained in Forms 10-QSB and 10-KSB were approximated for $46,000 each year. All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation services, Kingery & Crouse, P.A. does not provide any non-audit services to the Company.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 17, 2006	By: /s/ Jacob Ronnel
Jacob Ronnel, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Jacob Ronnel		/s/ Ariel Almog
	Jacob Ronnel, President, Director		Ariel Almog, Secretary, Director
Dated:	April 17, 2006	Dated:	April 17, 2006

	/s/ Sigal Grinboim		/s/ Jacob Faigenbaum
	Sigal Grinboim, Chief Financial Officer		Jacob Faigenbaum, Director
Dated:	April 10, 2006	Dated:	April 10, 2006

	/s/Avraham Bahry		/s/ Jules Polak
	Avraham Bahry, Director		Jules Polak, Director
Dated:	April 17, 2006	Dated:	April 17, 2006

/s/Boaz Tamir
Boaz Tamir, Director
Dated:	April 17, 2006

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC.

AND SUBSIDIARIES

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and directors of Hotel Outsource International Management Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hotel Outsource International Management Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A. s/s

April 17, 2006
Tampa, FL

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
PHONE: 813.874.1280 ■ FAX: 813.874.1292 ■ WWW.TAMPACPA.COM
3

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	December 31,	December 31,
	2004	2005

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	263	543
Short-term bank deposits	34	92
Receivables:
Trade (net of allowance for doubtful accounts of $ 0.00 as of December 31, 2005 and 2004)	270	496
Shareholder loan	55	2
Other related party	32	11
Other	217	91
Inventories	170	178
Prepaid expenses and other current assets	66	68

Total current assets	1,107	1,481

INVESTMENT IN AFFILIATE	8	9

PROPERTY AND EQUIPMENT, NET:

Minibars	3,943	4,024
Other property and equipment	74	85

Total property and equipment, net	4,017	4,109

INTANGIBLES:

Contract rights, net	57	43
Loan acquisition costs	-	61

Total intangibles	57	104

OTHER ASSETS	13	19

TOTAL	5,202	5,722

The accompanying notes are an integral part of the consolidated financial statements.
4

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	December 31,	December 31,
	2004	2005
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short-term bank credit	359	-
Current maturities of other notes payable	307	279
Due to Bartech Systems International	735	76
Notes payable to shareholders	712	-
Trade payables	200	281
Other accounts payable and accrued expenses	221	211

Total current liabilities	2,534	847

LONG-TERM LIABILITIES:

Notes payable to shareholders, net of current maturities	611	1,067
Other notes payable, net of current maturities	226	1,215
Accrued liabilities	13	19
Deferred taxes	48	11

Total liabilities	3,432	3,159

MINORITY INTEREST	500	471

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares as of December 31, 2005 and 2004; Issued and outstanding: 0 shares as of December 31, 2005 and 2004; Common stock of $ 0.001 par value - Authorized: 105,000,000 shares as of December 31, 2005 and 100,000,000 shares as of December 31, 2004; Issued and outstanding 30,447,522 shares as of December 31, 2005 and 28,874,880 shares as of December 31, 2004;	29	30
Additional paid-in capital	3,491	4,556
Accumulated other comprehensive income (loss)	45	(71)
Accumulated deficit	(2,295)	(2,423)

Total shareholder’s equity	1,270	2,092

TOTAL	5,202	5,722

The accompanying notes are an integral part of the consolidated financial statements.

5

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	Years ended December 31,
	2004	2005

Revenues	1,647	2,814

Costs of revenues:

Depreciation	(362)	(418)

Other	(797)	(1,174)

Gross profit	488	1,222

Operating expenses:

Selling and marketing	(243)	(240)

General and administrative	(960)	(975)

Operating profit (loss)	(715)	7

Other income (expense):

Interest and foreign currency translation losses, net	(67)	(318)

Gain on sales of property and equipment	-	125

Other	(2)	(3)

Loss before provision (benefit) for income taxes	(784)	(189)

Provision (benefit) for income taxes	(11)	27

Loss before equity in earnings of affiliated company and minority interests in losses of subsidiaries, net	(795)	(162)

Equity in earnings of an affiliated company	8	1

Minority interests in net losses of subsidiaries, net	55	33

Net loss	(732)	(128)

Basic and diluted net loss per share	(0.029)	(0.004)

Weighted average number of shares used in computing basic and diluted net loss per share	25,605,107	29,781,745

The accompanying notes are an integral part of the consolidated financial statements.
6

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Other Comprehensive loss	Total

Balance as of December 31, 2003	23,000,000	23	1,579	34	(1,563)	-	73

Issuance of shares	4,874,880	5	1,826	-	-	-	1,831
Issuance of shares for services	1,000,000	1	86	-	-	-	87
Foreign currency translation adjustments	-	-	-	11	-	11	11
Net loss	-	-	-	-	(732)	(732)	(732)

Total comprehensive loss						(721)

Balance as of December 31, 2004	28,874,880	29	3,491	45	(2,295)	-	1,270

Issuance of shares, net of stock issuance costs	1,549,542	1	1,050	-	-	-	1,051
Issuance of shares for services	23,100	-	15	-	-	-	15
Foreign currency translation adjustments	-	-	-	(116)	-	(116)	(116)
Net loss	-	-	-	-	(128)	(128)	(128)

Total comprehensive loss						(244)

Balance as of December 31, 2005	30,447,522	30	4,556	(71)	(2,423)		2,092

The accompanying notes are an integral part of the consolidated financial statements.
7

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	Year ended December 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(732)	(128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	370	435
Compensation expense resulting from shares granted	87	15
Decrease in accrued severance pay, net	(2)	-
Accrued interest and linkage difference on loans, net	(42)	103
Equity in earnings of an affiliated company	(8)	(1)
Gain on sales of property and equipment	-	(125)
Minority interest in net losses of subsidiaries, net	(55)	(27)
Provision (benefit) for deferred income taxes	23	(32)
Changes in assets and liabilities:
Inventories	(62)	(19)
Trade receivables	(16)	(246)
Related party receivables	(64)	67
Other accounts receivable and prepaid and other assets	(134)	93
Trade payables	57	101
Other accounts payable and accrued expenses	117	114

Net cash provided by (used in) operating activities	(461)	350

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,308)	(1,641)
Proceeds from sales of property and equipment	-	310
Short-term bank deposits, net	(14)	(58)

Net cash used in investing activities	(1,322)	(1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of shares, net	1,508	1,051
Issuance of shares to minority in subsidiary	322	-
Proceeds from borrowings under other notes payable	-	1,315
Cash paid for loan acquisition costs	-	(66)
Repayment of other notes payable	(351)	(376)
Proceeds from (repayments of) shareholder loans	458	(300)
Short-term bank credit, net	(36)	(324)

Net cash provided by financing activities	1,901	1,300

Effect of exchange rate changes on cash and cash equivalents	8	19

Change in cash and cash equivalents	126	280

Cash and cash equivalents at the beginning of the year	137	263

Cash and cash equivalents at the end of the year	263	543

The accompanying notes are an integral part of the consolidated financial statements.
8

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Supplemental disclosure of non-cash investing and financing activities and cash flow information:		Years ended December 31,
		2004	2005

(a)	Non-cash investing and financing activities:
	Purchase of property and equipment	735	76

Loans from shareholders converted into common shares		323	-

(b)	Cash paid during the year for interest	79	141

The accompanying notes are an integral part of the consolidated financial statements.
9

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa and the United States.

The consolidated financial statements include the accounts of HOMI and the following subsidiaries (collectively, the “Company”):

Subsidiary Name	Location	Ownership Percentage	Number of Minibars

HOMI Israel Ltd. (fka Bartech Med)	Israel	100%	1,787
Hotel Outsource Services, Inc. (“HOS”)	U.S.A.	70%	2,515
HOMI Europe SARL	Europe	100%	2,334
HOMI South Africa (Proprietary) Limited	South Africa	60%	868

HOMI Europe SARL owns subsidiaries in Australia (which was dormant through December 31, 2005), Luxembourg, Malta, Italy and Germany. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

Substantially all of the minority interest in the accompanying consolidated balance sheet arises from an investment by Bartech Systems International, Inc. (“Bartech”) in HOS. While the shareholders' agreement does not provide Bartech with any consent rights regarding operational issues (e.g. approval of annual budget, executive compensation or employment of management personnel), Bartech has been awarded several consent rights in regard to certain transactions such as disposition of assets and capital raising issues.

In April 2003, the Company signed a ten year agreement with Bartech pursuant to which the Company has agreed to use Bartech minibars exclusively in all hotels for which it provides outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide such services. HOS purchases the minibars at a 15% discount from Bartech’s then current US price list. At December 31, 2004 and 2005, amounts owed to Bartech are reflected as a separate line item in the accompanying consolidated balance sheets.

As a result of the above, the Company is dependent upon Bartech to provide minibars built to client specifications. Any failure by Bartech to do so, or to supply the minibars in a timely and satisfactory manner, as well as any termination of various exclusivity agreements between the parties, could adversely affect the Company’s consolidated financial position or results of operations.

In addition to the consent rights granted to Bartech as mentioned above, at anytime for a period of five years subsequent to installation of at least 5,000 minibars in hotels in the United States by HOS, Bartech has the option to purchase HOMI’s 70% ownership interest in HOS for the greater of (a) the sum of $2.25 multiplied by the number of minibars operated by HOS (minimum of $11,250) or (b) 15 times the net income of HOS for the twelve months immediately preceding the month the option is exercised.
10

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States .

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to depreciation and recoverability of long lived assets. The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles; all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that management’s estimates could change in the near term with respect to these matters.

Financial statements in US dollars

The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the US dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations.

The financial statements of foreign subsidiaries, whose functional currency is not the US dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.
11

Short-term bank deposits

The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits. Short-term deposits are presented at cost, including accrued interest.

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow moving items. Cost is determined using the "first-in, first-out" method. Inventories are composed of the food products and drinks sold at the minibars in hotels.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Effective January 1, 2005, the Company began to depreciate its mini-bars over a period of ten years and at such time eliminated any consideration of residual value. Previously, the minibars were being depreciated over the lesser of ten years or the terms of the related hotel agreements (which generally approximated 8-10 years). Absent this change in estimate, the Company’s operating profit (loss) and net loss for 2005 would have approximated $(56) and $(191) and loss per share would have increased to $(.06). At December 31, 2005, depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Description	Percentages

Minibars	10
Computers and electronic equipment	15 - 33
Office furniture and equipment	7

Other assets

Contract rights, which arise from costs incurred for contracts to operate minibars in hotels in South Africa, are being amortized using the straight-line method over the terms of the contracts with the hotels (10 years).

Loan acquisition costs arise from the origination of the other notes payable in 2005 (see Note 5). The costs are being amortized using the straight line method over the term of such indebtedness (9 years).

Amortization expense, which approximated $8 and $13 during the years ended December 31, 2004 and 2005, respectively, is included in depreciation and amortization in the consolidated statements of cash flows. Anticipated aggregate amortization expense for the five year period commencing on January 1, 2006 is expected to approximate $65.

Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2005, management believes that all of the Company’s long-lived assets are recoverable.
12

Revenue recognition, Receivables and Allowance for Doubtful Accounts

In general, the Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenues when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue from product sales derived from outsource activity (minibars' content), under the exclusive long-term revenue sharing agreements with hotels, are reflected in the period in which the inventories are sold, and such revenues are net of the hotel’s portion of such sales.

The Company’s payment terms are normally net 15 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received, and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material bad debts. Accordingly, and because substantially all of the Company’s receivables were collected subsequent to December 31, 2004 and 2005, and/or are expected to be collected in the near term, the balance of the allowance for doubtful accounts is zero as of such dates.

Investment in affiliate

At December 31, 2004 and 2005, the Company has a 50% ownership investment in an Israeli company. While the Company does not control this entity, it is able to exercise significant influence, and accordingly, the investment is accounted for using the equity method of accounting, whereby the Company recognizes its allocable share of profits and losses of such entity as they occur.

Stock based compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for its stock based compensation arrangements. This Statement amended the disclosure provision of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.
13

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provision of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which is effective for the reporting period beginning on January 1, 2006. The Statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not currently have any employee stock compensation plans, the impact of adopting this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2004 and 2005 significant temporary differences arise from the use of different methods and lives to recognize depreciation expense. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

Concentrations of credit risk and fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and notes payable to shareholders and others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair values of long-term notes payable also approximates their carrying values, since such notes bear interest at rates that management believes is approximately the same as prevailing market rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS deposits and South African Rand bearing interest with major Israeli, US and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign currency hedging arrangements.
14

Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). At December 31, 2004, common stock equivalent shares outstanding arose from options granted to a shareholder that expired in 2005 (see Note 8). At December 31, 2005, there were no common stock equivalent shares outstanding. Accordingly, and because of the Company’s net losses during such years, basic and diluted net loss per share are identical for both of such years.

Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred. The following table summarizes the exchange rates in effect and the percentage changes in such exchange rates as of the following periods:

	December 31,

Exchange Rates	2003	2004	2005

New Israeli shekel (NIS)	$ 0.228	$ 0.232	$ 0.217
EURO (EU)	$ 1.264	$ 1.364	$ 1.183
South African Rand (Sar)	$ 0.152	$ 0.178	$ 0.158

Percentage Change in Rate of Exchange

NIS	8.1%	1.7%	(6.4%)
EU	20.5%	7.9%	(13.2%)
Sar	29.9%	17.1%	(11.2%)

Impact of recently issued accounting standards

The Company has reviewed all new accounting pronouncements and has determined that only SFAS 123 [R] as mentioned above, and the following pronouncements could potentially impact its consolidated financial position and/or results of operations:

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of SFAS 123(R) and contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, however it does not believe that SAB 107 will have a material effect on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
15

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect the Company’s financial statements if it changes any of its accounting principles. At this time, other than SFAS 123® which has specific transaction provisions, no such changes are contemplated or anticipated.

Advertising Costs

Advertising costs, which were $0.00 during both of the years ended December 31, 2004 and 2005, are expensed as incurred.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the presentation in the 2005 financial statements.

NOTE 3:-  PROPERTY AND EQUIPMENT
	December 31,	December 31,
	2004	2005
Cost
Minibars	4,753	5,139
Vehicle	27	27
Computers and electronic equipment	42	61
Office furniture and equipment	54	76

Total cost	4,876	5,303

Accumulated depreciation:
Minibars	810	1,115
Vehicle	4	10
Computers and electronic equipment	28	43
Office furniture and equipment	17	26

Total accumulated depreciation	859	1,194

Property and equipment, net	4,017	4,109

Depreciation expenses amounted to $362 and $427 for the years ended December 31, 2004 and 2005, respectively.

NOTE 4:-	SHORT-TERM BANK CREDIT

At December 31, 2004, the Company had an authorized credit line from a bank in the amount of $35, denominated in New Israeli Shekels (NIS) that required interest at the rate of Prime + 3%, as well as quarterly fees for maintaining such credit line at the rate of 0.375% of the maximum amount of the loan. An amount of $48 was outstanding at December 31, 2004. The line, which was personally guaranteed by one of the Company’s stockholders, expired on March 31, 2005.
16

In addition, at December 31, 2004, the Company had a credit line from a bank, denominated in South African Rand that required interest at the rate of 11%. An amount of $311 was outstanding at December 31, 2004. Advances under the line, which expired in 2005, were collateralized by minibars having a net book value of approximately $825 at December 31, 2004.

NOTE 5:-	OTHER NOTES PAYABLE

Other notes payable are comprised of the following:
	Annual interest rates	December 31, 2004	December 31, 2005
Notes payable to banks:
In NIS (payable in equal monthly installments of $6,000)	8%	78	6
In US dollars (2)	10%	330	220
In US dollars or linked thereto	Libor +2.25%	40	-
In Euro	9.7%	85	-
In Rand (payable over a period of three years with final payment due in June 2008)	10.8%	-	211

Total notes payable to banks		533	437

Notes payable to others (1)	11.67%	-	1,057

Total		533	1,494

Less - current maturities		(307)	(279)

Other notes payable		226	1,215

(1)
In March and June 2005 the Company received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $1.1 million. The loans were provided pursuant to an amended financing agreement dated March 1, 2005 (the “Agreement”). Pursuant to the Agreement, the amount of financing which the parties had originally agreed would be provided by Horizon was reduced from $10 million to $1.1 million, after Horizon notified the Company that it did not have adequate funds to meet the initial commitment. As a result of this matter, the potential option grant to Horizon for the purchase of the Company’s shares was cancelled. The loans bear interest at a fixed rate of11.67% and are to be repaid in monthly principal and interest installments of approximately $15,800 for a period of nine years. The loans are secured by a lien on all minibars purchased with the proceeds of such loans, a security interest and assignment of a portion of the Company’s monthly revenues from such minibars in the amount required to pay each month’s principal plus interest on the indebtedness, and any sales or insurance proceeds received from the disposition of such minibars.

(2)
The note requires monthly principal and interest payments of approximately $11,000 through December 1, 2007, at which time any remaining principal and interest is due. The loan is secured by funds deposited in such bank by a shareholder, as well as a first security position in the minibars purchased with the proceeds of the loan and all accounts and contract rights arising from the agreement with the hotel in which the minibars are located. In the event the Company defaults on the loan, the shareholder may require the bank to assign him its rights and security interests in the loan.

Substantially all of the Company’s assets are pledged as collateral for other notes payable.

Aggregate maturities of other notes payable for years subsequent to December 31, 2005 are as follows:

Years Ending December 31,	Amounts

2006	279
2007	290
2008	143
2009	113
2010	127
Thereafter	542

Total	1,494

NOTE 6:-	GAIN ON SALES OF PROPERTY AND EQUIPMENT

During the year ended December 31, 2005, the Company recognized gains on sales of certain property and equipment, most notably from a gain on the sale of certain minibars. The gain resulted from the termination of the contract with the owner of the Stanhope Park Hyatt NY (the “Hyatt”). As a result, in January 2005, in accordance with such agreement, the Hyatt purchased the mini-bars for $275, which resulted in the Company recognizing a gain on sale of $105.

NOTE 7:-	COMMITMENTS

Rent expense

The Company’s operations are based primarily at hotels in which it conducts its outsource operations. Most of the hotels allow the Company to utilize office space free of charge. In addition, the Company’s US counsel (who is also a stockholder) allows the Company to use their office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent because of its insignificance. In addition, the Company rents space under various month to month arrangements for certain facilities. During the years ended December 31, 2004 and 2005, rent expense approximated $57,200 (including $37,400 to a stockholder under an arrangement that was terminated in September 2004) and $32,400, respectively.

Other

In July 2005, HOMI Israel Ltd., a wholly owned subsidiary of the Company, received notice from Bartech E.M.E.A. (“Bartech”) terminating two distribution agreements between HOMI Israel Ltd. and Bartech for the following territories: (a) Turkey and Jordan and (b) South Africa. A sub-distribution agreement between HOMI Israel Ltd., Bartech and Protel Bilgisayar Ltd., a Turkish company, has also been terminated. For the year ended December 31, 2005 neither of these distribution agreements, nor the sub-distribution agreement, has resulted in any revenues for HOMI Israel Ltd. The termination of these agreements was effective July 31, 2005 and is not expected to materially affect the Company. All three of the cancelled agreements relate solely to the sale and distribution of minibars. They will not affect outsourcing rights, the main focus of the Company’s business.
18

NOTE 8:-	SHAREHOLDERS’ EQUITY

During the years ended December 31, 2004 and 2005, the Company issued the following shares of its common stock:

2004 Equity Issuances		Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation

For services	(1)	1,000,000	87	87
For debt conversion	(2)	828,000	414	-
For cash		260,000	110	-
For debt conversion	(3)	1,818,182	580	-
For cash	(3)	1,016,176	327	-
For debt conversion	(4)	952,522	400	-

Totals		5,874,880	1,918	87

(1)
In February 2004 the board of directors approved a series of agreements with shareholders by which in return for services rendered to the Company in 2003 and 2004, they were issued 1,000,000 shares at no consideration. $213 and $87 were recorded as stock based expenses in 2003 and 2004, respectively.

(2)	In May 2004 the Company approved the conversion of loans extended to the Company by shareholders and others amounting to $414 into 828,000 shares of restricted Company common stock.

(3)
In March 2004 two shareholders extended to the Company loans amounting to $600 for the purpose of purchase of additional minibars. These loans were converted into share capital as part of the rights offering the Company held in July 2004. Pursuant to such offering, on July 10, 2004, the Company commenced an offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase one share of the Company’s restricted common stock for every 5.566 shares of common stock held as of such date. A total of 4,500,180 shares were offered. The purchase price was $0.33 per share. This offering expired on August 12, 2004 and the Company raised $936 including the conversion of the aforementioned stockholder loans, and issued 2,834,358 shares of common stock.

(4)	In September 2004 a shareholder lent the Company $150. In October 2004 the Company converted this loan, plus a previous loan of $250 into 952,522 shares of common stock.

2005 Equity Issuances	Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation

Issuance of stock for cash	226,771	173	-
Issuance of stock for services	23,100	15	15
Issuance of stock for cash	861,540	560	-
Issuance of stock for cash	182,000	137	-
Issuance of stock for cash	279,231	181	-

Totals	1,572,642	1,065	15

Consulting Services Satisfied in Stock

During the year ended December 31, 2005, the Company engaged a shareholder to provide certain consulting service under an agreement that allowed the Company to remunerate the consultant in cash and/or shares of its common stock. The initial agreement provided that the number of shares to be issued would be 37,500 per quarter , however this number of shares was subsequently reduced by 20% to 30,000 shares for Q3 and Q4 of 2005. Subsequent to December 31, 2005, the Company made the decision to satisfy the amount owed for such consulting services ($68) to this shareholder through the issuance of 135,000 shares of its restricted common stock.

Option

At December 31, 2004, a shareholder had an option to purchase 1,000,000 shares of our common stock for a price of $0.50 per share. He did not exercise this option which expired as of November 30, 2005.

NOTE 9:-	CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131"). Major customers’ data as a percentage of total sales to unaffiliated customers are as follows:

	Years ended December 31,
	2004	2005

Customer A	12.8%	8.9%
Customer B	9.2%	5.8%
Customer C	-	11.4%
Customer D	8.1%	8.9%
Customer E	21.2%	13.4%
Customer F	11.4%	6.2%

Breakdown of consolidated sales to unaffiliated customers according to geographic regions:

	Years ended December 31,
	2004	2005

Israel	26%	20%
South Africa	22%	16%
USA	42%	41%
Europe	10%	23%
Total	100%	100%

As of December 31, 2005, $738 of the consolidated long-lived assets were located in South Africa, $330 were located in Israel, $ 2,188 in the USA and $853 in Europe.

NOTE 10:-	INCOME TAXES

Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

The South African subsidiary is subject to a 29% corporate tax rate. The US subsidiary is subject to a 15% -35% corporate tax rate (before consideration of any state income taxes). Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on a company’s EBITDA).

Pursuant to the Israeli Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index. However, Paragraph 9(f) of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are remeasured from the local currency into US dollars using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net non-current deferred income tax liability are as follows:

	December 31,	December 31,
	2004	2005

Operating loss carry forwards	512	864
Temporary differences in regard to property and equipment	(230)	(163)

Net deferred tax asset before valuation allowance	282	701
Valuation allowance	(330)	(712)

Net non-current deferred income tax liability (foreign)	(48)	(11)

As of December 31, 2005 the Company had net operating loss carryforwards as follows:

Subsidiary	Net Operating Loss Carryforward	Expiring In Various Years Through

Hotel Outsource Management International, Inc.	1,048	2025
HOMI Israel Ltd.	605	None
Hotel Outsource Services, Inc.	608	2025
HOMI Europe SARL	72	None
HOMI South Africa (Proprietary) Limited South Africa	227	None
HOMI - Malta	5	None

Total	2,565

At December 31, 2005, the Company has provided for a valuation allowance to reserve its deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. The valuation allowance declined by approximately $14 and increased by approximately $382, during the years ended December 31, 2004 and 2005, respectively.

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2004	2005

Current taxes	-	(5)
Deferred taxes	(11)	32

	(11)	27

The breakdown of losses (income) before taxes:

Israel	13	15
South Africa	(9)	112
USA	717	91
Europe	63	(29)

Total	784	189

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

NOTE 11:-	NOTES PAYABLE TO SHAREHOLDERS

In December 2003 the Company entered into agreement with two shareholders pursuant to which each agreed to lend the Company $150 under notes payable bearing interest at a fixed rates of 4%. The loans, were converted into shares of the Company’s common stock subsequent to December 31, 2005. During each of the years ended December 31, 2004 and 2005, the Company incurred interest of $12 under these loans. Because the loans were converted to equity, they have been reflected as non-current in the accompanying consolidated balance sheet.
22

In November 2004 the Company entered into agreements with two shareholders pursuant to which each agreed to lend the Company $350. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently deferred), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of the Company’s assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of the Company’s common stock owned by certain other shareholders. The Company had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share, and such right was exercised in 2006 for the note balance owed at December 31, 2005 (one of the loans was paid in 2005) Because the loan outstanding at December 31, 2005 was converted to equity, it has been reflected as non-current in the accompanying consolidated balance sheets.

The minority shareholder of HOMI South Africa (Proprietary) Limited granted a loan to the subsidiary amounting to $299 as of December 31, 2004 and $297 as of December 31, 2005. The loan is linked to the South African Rand with annual interest of 10.5%. The loan term is indefinite with no fixed terms of repayment. Despite this, the loan has been classified as long-term, as this shareholder has confirmed that repayment will not be required during 2006.

During the years ended December 31, 2004 and 2005, the Company incurred interest of $18 and $72 under these notes.  At December 31, 2005 the company owes its stockholders approximately $52,000 for accrued interest.

NOTE 12:-	OTHER RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2005, the Company incurred various related party expenses for the following:

Description	2004	2005

Rent and office services - see note 7	37	-
Directors’ fees and liability insurance	-	45
Consulting fees	158	242

Totals	195	287

During the years 2004 and 2005, an affiliated company paid the Company, reimbursement of expense and management fees in the amount of $ 26 and $ 30, respectively.

The shareholder loan receivable included in the accompanying consolidated balance sheets represents a loan from a company controlled by the minority shareholder of HOMI South Africa (Proprietary) Limited.

NOTE 13:-	OTHER SUBSEQUENT EVENTS

On February 10, 2006 the Company completed an offering of 6,000,000 shares of its Common Stock. Pursuant to the terms of this offering, for each 5.028 shares held as of the record date, existing shareholders of the Company were able to purchase one new share of Common Stock at $0.25 per share. Shareholders subscribed for the full amount of shares providing the Company with gross offering proceeds of $1,500 (including $650 arising from the conversion of shareholder loans).

On March 6, 2006 the Company entered into agreements with certain shareholders of Bartech Systems, Inc., a Delaware Corporation (“BSI”) to purchase a total of 3,592,965 shares of BSI Common and Preferred shares for an equal number of the Company shares. Upon consummation of this transaction, HOMI will own approximately 24% of BSI. The Company has agreed to register these shares once the share exchange is complete.

The Company established a subsidiary in Australia. In January 2006 the subsidiary signed an agreement with a hotel to install and operate 577 minibars.

-------------------------

