Form 10QSB
period 2006-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2006-05-24
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2006

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

(1) Yes X  No___  (2) Yes X  No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

36,548,815 as of March 31, 2006

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
March 31, 2006

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED DATED BALANCE SHEETS
US Dollars in thousands

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	1,110	543
Short-term bank deposits	30	92
Receivables:
Trade (net of allowance for doubtful accounts of $ 0.00 as of March 31, 2006 and December 31, 2005)	406	496
Other related party	44	13
Other	92	91
Inventories	186	178
Prepaid expenses and other current assets	44	68

Total current assets	1,912	1,481

INVESTMENT IN AFFILIATE COMPANY	10	9

PROPERTY AND EQUIPMENT, NET:

Minibars	4,284	4,024
Other property and equipment	85	85

Total property and equipment, net	4,369	4,109

INTANGIBLES:

Contract rights, net	42	43
Loan acquisition costs, net	60	61

Total intangibles	102	104

OTHER ASSETS	19	19

TOTAL	6,412	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)
	March 31,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:

Current maturities of notes payable to stockholders	130	130
Current maturities of long - term loans from banks and others	283	279
Due to Bartech Systems International	32	76
Trade payables	253	281
Other accounts payable and accrued expenses	127	211

Total current liabilities	825	977

LONG-TERM LIABILITIES:

Notes payable to shareholders, net of current maturities	297	937
Other notes payable, net of current maturities	1,141	1,215
Accrued severance pay	21	19
Deferred taxes	7	11

Total liabilities	2,291	3,159

MINORITY INTEREST	463	471

SHAREHOLDERS' EQUITY:

Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares; 0 shares issued and outstanding Common stock of $ 0.001 par value - Authorized: 105,000,000 shares; 36,548,815 and 30,447,522 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	37	30
Additional paid-in capital	6,112	4,556
Accumulated other comprehensive loss	(43)	(71)
Accumulated deficit	(2,448)	(2,423)

Total shareholder’s equity	3,658	2,092

TOTAL	6,412	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Revenues	647	562

Costs of revenues:

Depreciation	(128)	(98)

Other	(264)	(225)

Gross profit	255	239

Operating expenses:

Selling and marketing	(47)	(18)

General and administrative	(222)	(242)

Operating loss	(14)	(21)

Other income (expense):

Interest and foreign currency translation expenses, net	(40)	(105)

Other income, net	22	104

Loss before taxes on income	(32)	(22)

Provision for income taxes	(2)	(7)

Loss before equity in earnings of affiliated company and minority interests in losses of subsidiaries, net	(34)	(29)

Equity in earnings of an affiliated company	1	4

Minority interests in net income (losses) of subsidiaries, net	8	(34)

Net loss	(25)	(59)

Basic and diluted net loss per share	(0.001)	(0.002)

Weighted average number of shares used in computing basic and diluted net loss per share	33,795,129	28,888,998

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
For the Three Months Ended March 31,
	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(25)	(59)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of minibars	-	(104)
Depreciation and amortization	132	107
Compensation expense resulting from shares granted	-	-
Increase in accrued severance pay, net	2	3
Accrued interest and linkage difference on loans, net	14	77
Equity in earnings of an affiliated company	(1)	(4)
Minority interest in results of subsidiaries, net	(8)	34
Provision (benefit) for deferred income taxes	(4)	7
Changes in assets and liabilities:
Inventories	(6)	(24)
Trade receivables	95	(52)
Other accounts receivable and prepaid and other assets	9	49
Trade payables and, other accounts payable and accrued expenses	(54)	(41)
Net cash provided by (used in) operating activities	154	(7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	-	275
Purchases of property and equipment	(393)	(413)
Short-term bank deposits, net	62	(162)
Net cash used in investing activities	(331)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net	914	173
Repayment of long-term loans from shareholders	(94)	-
Repayment of other notes payable	(74)	(160)
Proceeds from (repayments of) shareholder loans	-	605
Short-term bank credit, net	-	(47)
Net cash provided by financing activities	746	571

Effect of exchange rate changes on cash and cash equivalents	(2)	37

Change in cash and cash equivalents	567	301
Cash and cash equivalents at the beginning of the period	543	263
Cash and cash equivalents at the end of the period	1,110	564
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:

Cash paid during the period for interest	18	19
Cash paid during the period for income taxes	-	-
Conversion of liabilities to shareholders’ equity	565	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa and the United States.

The consolidated financial statements include the accounts of HOMI and the following subsidiaries (collectively, the “Company”):

Subsidary Name	Location	Ownership Percentage

HOMI Israel Ltd. (fka Bartech Med)	Israel	100%
Hotel Outsource Services, Inc. (“HOS”)	U.S.A.	70%
HOMI Europe SARL	Europe	100%
HOMI South Africa (Proprietary) Limited	South Africa	60%

HOMI Europe SARL owns subsidiaries in Australia (which was dormant through March 31, 2006), Luxembourg, Malta, Italy and Germany. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

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

In April 2003, the Company signed a ten year agreement with Bartech pursuant to which the Company has agreed to use Bartech minibars exclusively in all hotels for which it provides outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide such services. HOS purchases the minibars at a 15% discount from Bartech’s then current US price list. At December 31, 2005 and March 31, 2006, amounts owed to Bartech are reflected as a separate line item in the accompanying consolidated balance sheets.

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

The Company has contractual obligations to hotels in regard to operating minibars in hotel rooms. The Company owns most of these minibars. Several hotels have a contractual purchase option granted which allows them to purchase and operate the minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Form 10-KSB filed April 18, 2006.

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

Investment in affiliate

The Company has a 50% ownership investment in an Israeli company. While the Company does not control this entity, it is able to exercise significant influence, and accordingly, the investment is accounted for using the equity method of accounting, whereby the Company recognizes its allocable share of profits and losses of such entity as they occur.

Stock based compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for its stock based compensation arrangements. This Statement amended the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company used the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which became effective on January 1, 2006. This statement requires the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not currently have any employee stock compensation plans, the impact of adopting this Statement did not have a material effect on the Company’s consolidated financial statements.

Concentrations of credit risk and fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and notes payable to shareholders and others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying values. The fair values of long-term notes payable also approximates their carrying values, since such notes bear interest at rates that management believes is approximately the same as prevailing market rates.

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

Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). There were no dilutive common equivalent shares outstanding at anytime during the three months ended March 31, 2005 and 2006; accordingly basic and diluted net loss per share are identical for both of such periods.

Reclassifications

Certain amounts in the December 31, 2005 balance sheet have been reclassified to conform to the presentation in the March 31, 2006 balance sheet.

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2005, the Company received proceeds of $173 as a result of stock subscriptions for 226,711 shares of the Company’s common stock. The shares were issued in April 2005. During the quarter ended March 31, 2006, the Company issued the following shares of its common stock (in 000’s except for share data):

March 31, 2006 Equity Issuances		Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation

Issuance of stock for debt conversion	(1)	392,915	98	-
Issuance of stock for debt conversion	(1)	307,395	77	-
Issuance of stock for debt conversion	(2)	1,561,056	397	-
Issuance of stock for debt conversion	(3)	135,000	67	-
Issuance of stock for cash	(4)	3,704,887	924	-

Totals		6,101,293	1,563	-

(1)
In December 2003 the Company entered into agreement with two shareholders pursuant to which each agreed to lend the Company $150 under notes payable bearing interest at a fixed rates of 4%. $175 of the loans were converted into shares of the Company’s common stock during the quarter ended March 31, 2006.

(2)
In November 2004 the Company entered into agreements with two shareholders pursuant to which each agreed to lend the Company $350. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently deferred), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of the Company’s assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of the Company’s common stock owned by certain other shareholders. The Company had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share, and such right was exercised in 2006 for the note and accrued interest that remained outstanding (one of the loans was paid in 2005)

(3)
During the year ended December 31, 2005, the Company engaged a shareholder to provide certain consulting service under an agreement that allowed the Company to remunerate the consultant in cash and/or shares of its common stock. The initial agreement provided that the number of shares to be issued would be 37,500 per quarter; however this number of shares was subsequently reduced by 20% to 30,000 shares for Q3 and Q4 of 2005. Subsequent to December 31, 2005, the Company made the decision to satisfy the amount owed for such consulting services ($68) to this shareholder through the issuance of 135,000 shares of its restricted common stock.

(4)
On February 10, 2006 the Company completed an offering of its common shares. Pursuant to the terms of this offering, for each 5.028 shares held as of the record date, existing shareholders of the Company were able to purchase one new share of Common Stock at $0.25 per share. Shareholders subscribed for the full amount of shares.

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2005 and 2006, the Company incurred various related party expenses for the following:

Description	2005	2006

Directors’ fees and liability insurance	2	9
Consulting fees	14	20

Totals	16	29

NOTE 5:-	OTHER SIGNIFICANT CURRENT PERIOD EVENTS

On March 6, 2006 the Company entered into agreements with certain shareholders of Bartech Systems, Inc., a Delaware Corporation (“BSI”) to purchase a total of 3,592,965 shares of BSI Common and Preferred shares for an equal number of the Company shares. As a result, HOMI owns approximately 24% of BSI. The Company has agreed to register these shares. The transaction was consummated in April 2006 and, therefore, the transaction has not been recorded in these quarterly financial statements.

The Company established a subsidiary in Australia. In January 2006 the subsidiary signed an agreement with a hotel to install and operate 577 minibars.

NOTE 6: SUBSEQUENT EVENTS:

    Subsequent to March 31, 2006 , the Company entered into an agreement toacquire an additional 753,705 shares of BSI that constitutes approximately 5% of BSI’s shares. As consideration, the Company will issue 753,705 shares of its common stock to the sellers of the BSI stock and pay cash of $220. Transfer of Company shares will be in installments over a one-year period.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2006 and our results of operations for the three months ended March 31, 2005 and 2006. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2005 10-KSB filed with the Securities and Exchange Commission on April 18, 2006.

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

OVERVIEW

HOMI was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries are engaged in the distribution, marketing and operation of computerized minibus in hotels located in Israel, Europe, South Africa and the United States.

In April 2003, we signed a ten year agreement with Bartech pursuant to which we have agreed to use Bartech’s minibars exclusively in all hotels for which we provide outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than us and will not, without our consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than us, or (ii) to which we are not able or not willing to provide such services. We purchase the minibars at a 15% discount from Bartech’s then current US price list. The mini-bars purchased from Bartech contain proprietary software, sensors and an interface with a hotel's property management system. They also interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. We believe these mini-bars also enhance efficiency and reduce labor costs.

As a result of the above, we are dependent upon Bartech to provide minibars built to client specifications. Any failure by Bartech to do so, or to supply the minibars in a timely and satisfactory manner, as well as any termination of various exclusivity agreements between the parties, could adversely affect our consolidated financial position or results of operations.

We have contractual obligations to hotels in regard to operating minibars in hotel rooms, most of which we own. Several hotels have a contractual purchase option granted which allows them to purchase and operate the minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.

Our revenues are primarily derived from the purchase and operation of these mini-bars through our outsource operation program, and by operating “installed base” mini-bars; a program in which mini-bars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the mini-bars. As of March 31, 2006, HOMI operated approximately 6,830 Bartech mini-bars in 19 hotels, and we have established a subsidiary in Australia that has signed an agreement with a hotel to install and operate 577 minibars.

Expenses incurred in our outsource operations result primarily from the following:

(1) Depreciation expense arising from the purchase of the Bartech computerized mini-bars. Prior to January 1, 2005, the mini-bars were being depreciated based on the terms of our contracts with our hotels, which generally range from 8-10 years. Subsequent to such date, we have begun to depreciate all of our mini-bars over a period of 10 years.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005.

REVENUES

For the three month periods ended March 31, 2006 and 2005, HOMI had revenues of $647,000 and $562,000, respectively, an increase of $85,000 or 15.12%. These revenues arise primarily from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in the United States and Europe.

As we increase the number of hotels in which we operate, our operations become increasingly diversified. For the three months ended March 31, 2006, our three largest customers accounted for approximately 33.7% of our total revenues, whereas during the same period of 2005, our three largest customers collectively comprised 28.3% of our total revenues.

COSTS OF REVENUES AND DEPRECIATION

Cost of Revenues, before consideration of depreciation expense, for the quarters ended March 31, 2005 and 2006 were $225,000 and $264,000, respectively, an increase of $39,000 or 17.3%, which is consistent with the change in revenues discussed above. As a percentage of gross revenues, the cost of sales remained relatively constant. Depreciation expense for the quarters ended March 31, 2005 and 2006 approximated $98,000 and $128,000, respectively, an increase of $30,000, or 30.61% as a result of increased property and equipment balances resulting from additional hotels we had under contract at March 31, 2006 compared to March 31, 2005. However, as a percentage of revenues, depreciation expense increased by a small amount.

GROSS PROFIT

Gross profit increased from $239,000 for the quarter ended March 31, 2005 to $255,000, for the quarter ended March 31, 2006, respectively. Gross profit margins decreased from 42.53% to 39.41% because of start up costs incurred in hotels that our Malta subsidiary opened in the current quarter.

OPERATING EXPENSES

Operating expenses were $260,000 and $269,000 during the quarters ended March 31, 2005 and 2006, respectively. As a percentage of revenues, operating expenses were 46.26% and 41.57%, respectively, which decrease is a result of certain general and administrative expenses being fixed in nature and therefore they do not fluctuate in direct proportion to any change in revenues.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarters ended March 31, 2005 and 2006, we incurred interest and foreign currency translation expenses of approximately $105.000 and $40,000, respectively. These amounts include interest of approximately $46,000 and $28,000, respectively, a change of $18,000, or 39.15%. The remaining amounts are due primarily to currency exchange differences which resulted from the evaluation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

During the quarters ended March 31, 2005 and 2006, we had other income resulting from the sales of property and equipment of $104,000 and $22,000, respectively. The gain in 2005 resulted from the sale of mini-bars to a hotel as a result of such hotel canceling our outsource contract.

NET LOSS

The above factors resulted in a decrease in our net loss from $59,000 during the three months ended March 31, 2005 to $25,000 during the three months ended March 31, 2006, (a decrease of $34,000).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2006 of $2,448,000.  During the three months ended March 31, 2006, we incurred a net loss of $25,000, however primarily because such amount included approximately $132,000 of depreciation and amortization expense we generated cash from operations of approximately $154,000 during such time period. This represented a significant improvement from the corresponding period of the preceding fiscal year when we had a net loss of approximately $59,000 and used approximately $7,000 for operating activities.

During the three months ended March 31, 2005 and 2006, we used cash of approximately $300,000 and $331,000, respectively for investing activities. This cash was used primarily for the purchase of mini-bars, and such outlay increased because of our increase in the hotels we service.

Investing and operating activities have primarily been funded through our financing activities, which resulted in cash of approximately $571,000 and $746,000 during the respective three month periods ended March 31, 2005 and 2006. During the three months ended March 31, 2006, this cash was generated primarily as a result of equity infusions of approximately $914,000. On March 31, 2006, we had long term liabilities of approximately $1,466,000, which included loans from banks, shareholders and Solog Mifalei Srigah Ltd. The total amount of shareholders loans as of March 31, 2006 was $427,000, of which $297,000 are long-term and $130,000 are short-term.

On April 30, 2006, we had cash and cash equivalents of approximately $876,000, and other short-term bank deposits of approximately $266,000, and because our results of operations continue to improve, we believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

Evaluation of controls

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI’s internal controls during HOMI’s fiscal quarter ended March 31, 2006, HOMI’s Principal Executive and Financial Officers have determined that there are no changes to HOMI’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, HOMI’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2006, we issued 6,101,293 shares of our common stock under a private placement. Pursuant to the terms of this offering, for each 5.028 shares held as of the record date, existing shareholders were able to purchase one new share of our common stock at $0.25 per share. The shares were issued in transactions exempt from registration either under section 4(2) or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933. No commissions were paid.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 22, 2006	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	President and Chief Executive Officer