Form 10QSB
period 2006-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2006-08-21
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the 3 month period ended June 30, 2006

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

Registrant’s telephone number, including area code (212) 344-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X	No	(2) Yes X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No ☒

State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest applicable date:

39,101,417 as of July 31, 2006

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

FORM 10-QSB

June 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2006 and December 31, 2005	2

Statements of Operations -
Three and six months ended June 30, 2006 and 2005	4

Statements of Cash Flows -
Three and six months ended June 30, 2006 and 2005	5

Notes to Financial Statements -
Three and six months ended June 30, 2006 and 2005	7

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	11
CONDITION

Item 3 - CONTROLS AND PROCEDURES	17

PART II- OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS	17

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3 – DEFAULTS UPON SENIOR SECURITIES	18

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

Item 5 – OTHER INFORMATION	18

Item 6 – EXHIBITS	20

SIGNATURE	20

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED DATED BALANCE SHEETS

US Dollars in thousands

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	513	543
Short-term bank deposits	10	92
Receivables:
Trade (net of allowance for doubtful accounts of $ 0.00 as of June 30, 2006 and December 31, 2005)	605	496
Related party	33	13
Other receivables	80	91
Inventories	217	178
Prepaid expenses and other current assets	40	68

Total current assets	1,498	1,481

INVESTMENTS IN AFFILIATES	1,353	9

PROPERTY AND EQUIPMENT, NET:

Minibars	4,417	4,024
Other property and equipment	86	85

Total property and equipment, net	4,503	4,109

INTANGIBLES:

Contract rights, net	37	43
Loan acquisition costs, net	57	61

Total intangibles	94	104

OTHER ASSETS	19	19

TOTAL	7,467	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	June 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

CURRENT LIABILITIES:

Current maturities of notes payable to stockholders	-	130
Current maturities of long–term loans from banks and others	277	279
Due to Bartech Systems International	24	76
Trade payables	366	281
Other accounts payable and accrued expenses	306	211

Total current liabilities	973	977

LONG-TERM LIABILITIES:

Notes payable to stockholders, net of current maturities	266	937
Other notes payable, net of current maturities	1,058	1,215
Accrued severance pay	19	19
Deferred taxes	9	11

Total liabilities	2,325	3,159

MINORITY INTEREST	455	471

SHAREHOLDERS’ EQUITY:

Preferred stock of $0.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock of $0.001 par value; 105,000,000 shares authorized; 39,101,417 shares issued and outstanding as of June 30, 2006	39	30
Additional paid-in capital	7,215	4,556
Accumulated other comprehensive income (loss)	4	(71)
Accumulated deficit	(2,571)	(2,423)

Total shareholder’s equity	4,687	2,092

TOTAL	7,467	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

US Dollars in thousands (except share and per share data)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues	793	724	1,440	1,286

Costs of revenues:

Depreciation	(137)	(105)	(265)	(203)

Other	(334)	(311)	(598)	(536)

Gross profit	322	308	577	547

Operating expenses:

Research and development	(20)	-.-	(20)	-.-

Selling and marketing	(74)	(76)	(121)	(130)

General and administrative	(259)	(223)	(481)	(429)

Operating income (loss)	(31)	9	(45)	(12)

Interest and foreign currency translation expenses, net	(99)	(57)	(139)	(162)

Other income (expense):	1	(4)	20	100

Loss before\taxes on income	(129)	(52)	(164)	(74)

Provision for income taxes	(5)	(7)	(4)	(14)

Loss before equity in earnings of affiliated company and minority interests in income (losses) of unconsolidated subsidiaries	(134)	(59)	(168)	(88)

Equity in earnings of affiliated company	-.-	3	1	7

Minority interests in net income (losses) of subsidiaries, net	11	(6)	19	(40)

Net loss	(123)	(62)	(148)	(121)

Basic and diluted net loss per share	(0.004)	(0.002)	(0.004)	(0.004)

Weighted average number of shares used in computing basic and diluted net loss per share	38,961,478	29,503,703	36,387,667	29,204,861

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

US Dollars in thousands

For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(148)	(121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	278	209
Gain on sale of minibars	-.-	(105)
Increase in related party receivables	(18)	-.-
Accrued interest and linkage difference on loans, net	-.-	57
Interest and linkage differences in regard to shareholders	20	44
Minority interest in results of subsidiaries, net	(18)	43
Equity in earnings of affiliated company, net	(1)	(7)
Benefit (provision) for deferred taxes	(1)	3
Changes in assets and liabilities:
Increase in accrued severance pay, net	5	2
Trade receivables	(100)	(89)
Decrease in other receivables	42	148
Inventories	(39)	(44)
Trade payables and, other accounts payable and accrued expenses	138	(61)
Net cash provided by operating activities	158	79

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	-.-	275
Cash used to purchase common stock of BSI	(120)	-
Purchases of property and equipment	(727)	(1,088)
Short-term bank deposits, net	82	(225)
Net cash used in investing activities	(765)	(1,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on shares subscribed shares	-.-	137
Issuance of shares, net	931	733
Proceeds from long-term loans	-.-	1,263
Repayment of long-term loans from banks and others	(140)	(214)
Repayment of long-term loans from shareholders	(234)	-.-
Short-term bank credit, net	-.-	(359)
Net cash provided by financing activities	557	1,560

Effect of exchange rate changes on cash and cash equivalents	20	33

Increase (decrease) in cash and cash equivalents	(30)	634
Cash and cash equivalents at the beginning of the period	543	263
Cash and cash equivalents at the end of the period	513	897
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:

Cash paid during the period for interest	71	44
Conversion of shareholder loans into share capital	569	-.-
Acquisition of investments in affiliates through issuance of HOMI common stock	1,124	--

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International Inc. (“HOMI”) was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa and the United States.

The consolidated financial statements include the accounts of HOMI and the following subsidiaries (collectively, the “Company”):

Subsidiary Name	Location	Ownership Percentage

HOMI Israel Ltd.	Israel	100%
Hotel Outsource Services, Inc. (“HOS”)	U.S.A.	70%
HOMI Europe SARL	Europe	100%
HOMI South Africa (Proprietary) Limited	South Africa	60%

HOMI Europe SARL owns subsidiaries in Australia, Luxembourg, Malta, Italy Germany and the United Kingdom. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in consolidation.

Substantially all of the minority interest in the accompanying consolidated balance sheet arises from an investment by Bartech Systems International, Inc. (“Bartech” or “BSI”) in HOS. While the shareholders’ agreement does not provide Bartech with any consent rights regarding operational issues (e.g. approval of annual budget, executive compensation or employment of management personnel), Bartech has been awarded several consent rights in regard to certain transactions such as disposition of assets and capital raising issues.

In April 2003, the Company signed a ten year agreement with Bartech pursuant to which the Company has agreed to use Bartech minibars exclusively in all hotels for which it provides outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide such services. HOS purchases the minibars at a 15% discount from Bartech’s then current US price list. At December 31, 2005 and June 30, 2006, amounts owed to Bartech are reflected as a separate line item in the accompanying consolidated balance sheets.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Form 10-KSB filed April 18, 2006.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the recoverability of the Company’s investment in BSI and other long lived assets. The markets for the Company’s products, and those of BSI are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles; all of which could impact the future realization of their assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that management’s estimates could change in the near term with respect to this matter.

Financial statements in US dollars

The majority of the Company’s sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company’s financing is received in US dollars. Accordingly, the Company has determined the US dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation”. All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations.

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

Investments in affiliates

The Company generally accounts for investments in which it has more than a 20% ownership interest using the equity method of accounting, whereby the Company recognizes its allocable share of profits and losses of investees as they occur. However, in those cases in which the Company cannot exercise significant influence over the investee, the cost method is used. Under such method, the Company’s investment in the securities is recorded at cost and not adjusted unless the recoverability of such investment is deemed to be impaired. Any dividends received are recorded as income in the period received.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

The Company has a 50% ownership investment in an Israeli company and a 23% ownership interest in BSI (see Note 5). The Company accounts for these investments using the equity and cost methods, respectively.

Stock based compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148) to account for its stock based compensation arrangements. This Statement amended the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company used the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

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

Concentrations of credit risk and fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, investments in affiliates, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and notes payable to shareholders and others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying values. The fair values of long-term notes payable also approximates their carrying values, since such notes bear interest at rates that management believes is approximately the same as prevailing market rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company’s cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS deposits and South African Rand bearing interest with major Israeli, US and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). There were no dilutive common equivalent shares outstanding at anytime during the three or six months ended June 30, 2005 and 2006; accordingly basic and diluted net loss per share are identical for all of such periods.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the June 30, 2006 balance sheet.

Research and Development Expenses-

Research and Development expenses are charged to operations as incurred.

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the quarter ended June 30, 2005, the Company received proceeds of $870 as a result of stock subscriptions for shares of the Company’s common stock.

During the period March 1, 2006 to June 30, 2006, the Company entered into agreements with various shareholders of BSI to purchase 4,078,072 and 150,000 of BSI common and preferred shares, respectively. As consideration for these shares, the Company agreed to issue 4,078,072 and 180,000 shares of its restricted common stock to the sellers of the common and preferred shares, respectively (each share of preferred stock was (is to be) exchanged for 1.2 shares of HOMI stock), and pay cash of $220,000. As of June 30, 2006 the Company had issued 2,552,009 shares of its common stock as consideration for these shares, and accordingly had an obligation to issue additional 1,706,063 shares of its common stock as of such date. The total cost of the shares in the accompanying consolidated balance sheet of $1,344,000 consisted of the aforementioned cash of $220,000 and $1,124,000 arising from the issuance of our shares (because BSI is a privately held company, cost was based on the fair value of HOMI’s shares ($.44).

In addition to the above shares, on August 1, 2006 the Company signed an agreement to acquire 50,000 Preferred Shares of BSI from a BSI Stockholder. Using the proportional exchange rate of 1.2 shares of HOMI Common Stock for each share of BSI Preferred Stock, we are obligated to issue 60,000 shares of our restricted common stock to acquire these preferred shares.

The preferred shares bear interest at the rate of 8% per annum, are convertible into a like number of common shares of BSI and have no super-voting or other voting rights. As a result of all of these transactions, HOMI owns approximately 24% of BSI as of the date of filing of this 10-QSB.

We have agreed to use our best efforts to register the shares we issued as a result of these transactions, and have recently filed a Form SB-2 with the Securities and Exchange Commission to register approximately 3,395,000 of the aforementioned shares. We have also agreed to use our best efforts to file a registration statement covering the remaining 983,000 shares we are obligated to register no later than February 1, 2007. There are no penalties associated with these registration rights.

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

During the quarters ended June 30, 2005 and 2006, the Company incurred various related party expenses for the following:

Description	2005	2006

Directors’ fees and liability insurance	30	29
Consulting fees	37.5	-

Totals	67.5	29

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTE 5:	OTHER SUBSEQUENT EVENTS:

In July 2006, Hila International, Inc., a subsidiary of HOMI, filed a Demand for Arbitration, and Statement of Claim with the American Arbitration Association. The claim is based on Hila’s allegation that BSI breached a Stockholders Agreement between Hila and BSI dated October 2001. Hila is seeking an award of its actual damages of $500,000, together with interest thereon, costs, disbursements and legal fees, as well as termination of the Stockholders’ Agreement and cancellation of Bartech’s equity shares in HOS.

In July 2006, shareholders of HOMI notified the U.S. Securities and Exchange Commission of their intent to remove two directors from HOMI’s board. These two shareholders intend to solicit proxies and file a proxy statement with the Commission in August 2006.

Pursuant to agreements entered in June 2006 between HOMI UK Limited (the Company’s newly formed subsidiary) and two hotels in London, on July 1, 2006, the Company began to operate mini-bars in 406 rooms in such hotels. After the commencement of these contracts, the Company is now operating approximately 7,813 mini-bars in 22 hotels worldwide.

-------------------------

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2006 and our results of operations for the three and six months ended June 30, 2005 and 2006. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2005 10-KSB filed with the Securities and Exchange Commission on April 18, 2006.

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

As used in this quarterly report, the terms “we”, “us”, “our” means Hotel Outsource Management International, Inc and its subsidiaries, unless otherwise indicated.

OVERVIEW

We are engaged in the distribution, marketing and operation of computerized minibus in hotels located in Israel, Europe, South Africa, Australia and the United States.

In April 2003, we signed a ten year agreement with Bartech pursuant to which we have agreed to use Bartech’s minibars exclusively in all hotels for which we provide outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than us and will not, without our consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than us, or (ii) to which we are not able or not willing to provide such services. We purchase the minibars at a 15% discount from Bartech’s then current US price list. The mini-bars purchased from Bartech contain proprietary

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

software, sensors and an interface with a hotel’s property management system. They also interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. We believe these mini-bars also enhance efficiency and reduce labor costs.

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

Our revenues are primarily derived from the purchase and operation of these mini-bars through our outsource operation program, and by operating “installed base” mini-bars; a program in which mini-bars owned by a hotel are managed by us in exchange for a percentage of revenues from the mini-bars. As of June 30, 2006, we operated approximately 7,407 Bartech mini-bars in 20 hotels.

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

(4)	Interest and other financing expenses arising from indebtedness and foreign currency translation adjustments.

CRITICAL ACCOUNTING ESTIMATE

The Company’s investment in BSI is accounted for using the cost method because the Company cannot exercise significant influence over the operations of such entity. As a result of the use of this method, the cost of the investment is not adjusted for any losses and/or income incurred by BSI; rather the investment carrying value is recorded at cost and not adjusted unless the recoverability of such investment is deemed to be impaired. BSI incurred a significant net loss in 2005 (which was prior to the date of our investment) and we believe BSI has continued to incur losses in 2006. While the Company believes the carrying value of the investment is recoverable at June 30, 2006, the possibility remains that impairment indicators will arise in the future, which may cause the Company to re-evaluate this conclusion. As of June 30, 2006, the investment has a carrying value of $1,344,000, and

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

subsequent to June 30, 2006, we have acquired additional shares of BSI stock which have a cost basis of approximately $775,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

REVENUES

For the three month periods ended June 30, 2006 and 2005, we had revenues of $793,000 and $724,000, respectively, an increase of $69,000 or 9.53%. The increase in revenues resulted from our commencement of outsource operations in several new hotels in Malta and Australia. .

COSTS OF REVENUES AND DEPRECIATION

Depreciation expense for the three month periods ended June 30, 2006 and 2005 approximated $137,000 and $105,000, respectively, an increase of $32,000, or 30.5%. This increase was due to our increased property and equipment balances resulting from additional hotels that we have under contract at June 30, 2006 compared to June 30, 2005.

Other costs of revenues for the three month periods ended June 30, 2006 and 2005 were $334,000 and $311,000, respectively, an increase of $23,000 or 7.4%. The increase resulted because of the aforementioned increase in revenues, however as a percentage of sales, our costs of revenues remained stable during the three months ended June 30, 2006 and 2005.

GROSS PROFIT

Gross profit increased from $308,000 to $322,000, or 4.5% for the three month periods ended June 30, 2005 and 2006, respectively. Because of start up costs incurred in various hotels that we opened in Malta and Australia in the current year there is small decrease in the profit percentage.

OPERATING EXPENSES

General and administrative expenses increased from $223,000 for the three months ended June 30, 2005 to $259,000 for the same period in 2006, an increase of 16.14%. This increase resulted primarily from expansion to two new areas - Australia and United Kingdom.

For the three month periods ended June 30, 2005 and June 30, 2006, selling and marketing expenses decreased from $76,000 to $74,000, or 2.7%.

As of June 30, 2006 we had spent $20,000 on research and development expenses. No such expenses were applicable in 2005.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarters ended June 30, 2006 and 2005, we incurred interest and foreign currency translation expenses of approximately $99,000 and $57,000, respectively. These amounts include interest of approximately $43,000 and $44,000, respectively. The increase is due primarily to currency exchange

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar which adversely affected last year’s operating results.

NET LOSS

The above factors resulted in an increase in our net loss from $62,000 during the three months ended June 30, 2005 to $123,000 during the three months ended June 30, 2006, an increase of $61,000.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

For the six month periods ended June 30, 2006 and 2005 we achieved revenues of $1,440,000 and $1,286,000, respectively. These revenues arise primarily from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in revenues is the result of our commencement of outsource operations in several new hotels in Malta and Australia. For the six month periods ended June 30, 2006 and 2005, the geographic concentration of our revenues were as follows:

Location	Percentage of Revenues
	2006	2005

United States of America	37.3	39
Europe	25.7	26
Israel	19.8	18
South Africa	15.8	17
Australia	1.4	-

Totals	100%	100%

COSTS OF REVENUES AND DEPRECIATION

Depreciation expenses for the six month periods ended June 30, 2006 and 2005 were $265,000 and $203,000, respectively, an increase of $62,000 or 30.5%. This increase was due to our increased property and equipment balances resulting from additional hotels that we have under contract at June 30, 2006 compared to June 30, 2005.

Other costs of revenues for the six-months ended June 30, 2006 and 2005 were $598,000 and $536,000 respectively, an increase of $62,000 or 11.6%. The increase resulted because of the aforementioned increase in revenues, however as a percentage of sales, other costs of revenues remained the same: approximately 41.53% during the six months ended June 30, 2006; and 41.6% during the six months ended June 30, 2005.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

GROSS PROFIT

Gross profit increased from $547,000 to $577,000 for the six month periods ended June 30, 2005 and 2006, respectively. Gross profit margins decreased from 42.5% to 40.1% because of expenses incurred in commencing operations in Australia.

OPERATING EXPENSES

General and administrative expenses increased from $429,000 for the six months ended June 30, 2005 to $481,000 for the same period in 2006, an increase of 12.12%. This increase resulted primarily from expansion to two new areas - Australia and the United Kingdom. As a percentage of revenues, general and administrative expenses remain the same: 33.4% during the respective six month periods ended June 30, 2006 and 2005. For the six month period ended June 30, 2006, selling and marketing expenses decreased to $121,000 from $130,000 for the corresponding period of the preceding fiscal year.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the six months ended June 30, 2006 and 2005, we incurred interest and foreign currency translation expenses of approximately $139,000 and $162,000, respectively. These amounts include interest of approximately $71,000 and $90,000, respectively, an decrease of $19,000, the decrease resulted from the shift between loans and equity upon completion of private placements and external equity financing. The remaining difference is primarily a result of currency exchange differences which resulted from the devaluation of the South African Rand in comparison to the US Dollar which adversely affected last year’s operating results.

OTHER INCOME

Other income was $20,000 and $100,000 during the respective six month periods ended June 30, 2006 and 2005. Other income during the six months ended June 30, 2005 resulted from the gain on sale of certain mini-bars as a result of a contract cancellation by a hotel. The other income in 2006 resulted from interest income earned and received on a previous Customs and VAT dispute from the South African government. Receipt of this interest was considered to be a gain contingency in the past.

NET LOSS

The above factors resulted in an increase in our net loss from $121,000 during the six months ended June 30, 2005 to $148,000 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2006 of $2,571,000. During the six months ended June 30, 2006, we incurred a net loss of $148,000, primarily because such amount included approximately $278,000 of depreciation and amortization expense. We generated cash from operations of approximately $158,000 during such time period.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

During the six months ended June 30, 2006 and 2005, we used cash of approximately $765,000 and $1,038,000, respectively for investing activities. This cash was used primarily for the purchase of mini-bars for Australia and we also used cash of $120,000 to purchase the shares of one of BSI’s common stockholders.

Investing and operating activities have primarily been funded through our financing activities, which resulted in cash of approximately $557,000 and $1,560,000 during the respective six month periods ended June 30, 2006 and 2005. During the six months ended June 30, 2005, this cash was generated primarily as a result of equity infusions of $870,000 and from a financing agreement we entered into with Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of $1,100,000 to us whereas during the six months ended June 30, 2006, cash generated by financing activities primarily arose from equity infusions of $931,000.

On June 30, 2006, we had long term liabilities of $1,352,000 which included loans from banks, shareholders and Solog Mifalei Srigah Ltd. The total amount of shareholders loans as of June 30, 2006 was $266,000 of which $0 are short-term.

On June 30, 2006, we had cash and cash equivalents of approximately $513,000 and other short-term bank deposits of $10,000 and we believe that we have sufficient cash and cash equivalents to finance our current operations for the next 12 months, and to pay the remaining $100,000 we owe as a result of our decision to purchase certain common stock of BSI from a BSI shareholder. However, in the event we are able to expand our operations, and/or elect to make additional cash investments, we will in all likelihood have to obtain additional debt and/or equity capital.

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

Evaluation of controls

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during the quarter ended June 30, 2006, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2006, Hila International, Inc., a subsidiary of HOMI, filed a Demand for Arbitration, and Statement of Claim with the American Arbitration Association. The claim is based on Hila’s allegation that BSI breached a Stockholders Agreement between Hila and BSI dated October 2001. Hila is seeking an award of its actual damages of $500,000, together with interest thereon, costs, disbursements and legal fees, as well as termination of the Stockholders’ Agreement and cancellation of Bartech’s equity shares in HOS.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended June 30, 2006, we issued 2,552,009 shares of our common stock; in exchange for shares of BSI.- The shares were issued in transactions exempt from registration either under section 4(2), Rule 506 or under Regulation S to non-U.S persons as promulgated under the Securities Act of 1933.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 21, 2006	By: /s/ Jacob Ronnel
Name: Jacob Ronnel
Title: President and Chief Executive Officer