Form 10QSB
period 2006-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2006-11-21
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2006

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

39,967,937 as of September 30, 2006

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

FORM 10-QSB

September 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2006 and December 31, 2005	2

Statements of Operations -
Three and nine months ended September 30, 2006 and 2005	4

Statements of Cash Flows -
Three and nine months ended September 30, 2006 and 2005	5

Notes to Financial Statements -
Three and nine months ended September 30, 2006 and 2005	7

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	12
CONDITION

Item 3 - CONTROLS AND PROCEDURES	17

PART II- OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS	17

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

Item 3 – DEFAULTS UPON SENIOR SECURITIES	18

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

Item 5 – OTHER INFORMATION	18

Item 6 – EXHIBITS	18

SIGNATURE	20

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	641	543
Short-term bank deposits	14	92
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of September 30, 2006 and December 31, 2005)	527	496
Related party	16	13
Other receivables	21	91
Inventories	240	178
Prepaid expenses and other current assets	49	68

Total current assets	1,508	1,481

INVESTMENTS IN AFFILIATES	1,717	9

PROPERTY AND EQUIPMENT, NET:

Minibars	4,275	4,024
Other property and equipment	83	85

Total property and equipment, net	4,358	4,109

INTANGIBLES:

Contract rights, net	34	43
Loan acquisition costs, net	56	61

Total intangibles	90	104

OTHER ASSETS	20	19

TOTAL	7,693	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	September 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited)

CURRENT LIABILITIES:

Current maturities of notes payable to stockholders	48	130
Current maturities of long–term loans from banks and others	273	279
Due to Bartech Systems International	-,-	76
Trade payables	300	281
Other accounts payable and accrued expenses	416	211

Total current liabilities	1,037	977

LONG-TERM LIABILITIES:

Notes payable to stockholders, net of current maturities	200	937
Other notes payable, net of current maturities	986	1,215
Accrued severance pay	27	19
Deferred taxes	20	11

Total liabilities	2,270	3,159

MINORITY INTEREST	455	471

SHAREHOLDERS’ EQUITY:

Preferred stock of $0.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock of $0.001 par value; 105,000,000 shares authorized; 39,967,937 shares issued and outstanding as of September 30, 2006	40	30
Additional paid-in capital	7,585	4,556
Accumulated other comprehensive income (loss)	4	(71)
Accumulated deficit	(2,661)	(2,423)

Total shareholder’s equity	4,968	2,092

TOTAL	7,693	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

US Dollars in thousands (except share and per share data)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues	899	801	2,339	2,087

Costs of revenues:
Depreciation	(148)	(114)	(413)	(317)
Other	(366)	(290)	(964)	(826)

Gross profit	385	397	962	944

Operating expenses:

Research and development	(100)	-	(120)	-

Selling and marketing	(57)	(67)	(178)	(197)

General and administrative	(249)	(270)	(730)	(699)

Operating income (loss)	(21)	60	(66)	48

Interest and foreign currency translation expenses, net	(51)	(75)	(190)	(237)

Other income (expense):	(1)	9	22	109

Loss before taxes on income	(73)	(6)	(234)	(80)

Benefit (provision) for income taxes	(18)	15	(25)	1

Income (loss) before equity in earnings of affiliated company and minority interests in income (losses) of unconsolidated subsidiaries	(91)	9	(259)	(79)

Equity in earnings of affiliated company	--	1	1	8

Minority interests in net income (losses) of subsidiaries, net	1	65	20	25

Net income (loss)	(90)	75	(238)	(46)

Basic and diluted net income (loss) per share	(0.002)	0.002	(0.006)	(0.002)

Weighted average number of shares used in computing basic and diluted net loss per share	39,650,213	30,156,158	37,475,182	29,566,024

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

US Dollars in thousands

For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(238)	(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	430	332
Gain on sale of minibars	--	(105)
Accrued interest and linkage difference on loans, net	1	36
Interest and linkage differences in regard to shareholders	27	79
Minority interest in results of subsidiaries, net	(20)	(23)
Equity in earnings of affiliated company, net	(1)	(8)
Benefit (provision) for deferred taxes	11	(2)
Changes in assets and liabilities:
Accrued severance pay, net	7	(2)
Trade receivables	(29)	(151)
Related party and other receivables	88	118
Inventories	(65)	(47)
Trade payables	36	62
Other accounts payable and accrued expenses	101	(49)
Net cash provided by operating activities	348	194

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	--	275
Cash used to purchase common stock of BSI	(120)	-,-
Purchases of property and equipment	(715)	(1,433)
Short-term bank deposits, net	78	(176)
Net cash used in investing activities	(757)	(1,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	--	181
Issuance of shares, net	927	885
Proceeds from long-term loans	--	1,262
Repayment of long-term loans from shareholders	(250)	--
Repayment of long-term loans from banks and others	(207)	(600)
Short-term bank credit, net	--	(324)
Net cash provided by financing activities	470	1,404

Effect of exchange rate changes on cash and cash equivalents	37	15

Increase (decrease) in cash and cash equivalents	98	279
Cash and cash equivalents at the beginning of the period	543	263
Cash and cash equivalents at the end of the period	641	542
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:

Cash paid during the period for income taxes	--	--
Cash paid during the period for interest	103	94
Conversion of shareholder loans into share capital	596	--
Acquisition of investments in affiliates through issuance of HOMI common stock	1,465	--

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

Acquisition of property and equipment on short term credit	83	140
Conversion of accounts payable into share capital	78	--
Payable in regard to investment in an affiliate	100	--

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International Inc. (“HOMI”) was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, Australia, South Africa and the United States.

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

In April 2003, the Company signed a ten year agreement with Bartech pursuant to which the Company has agreed to use Bartech minibars exclusively in all hotels for which it provides outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide such services. HOS purchases the minibars at a 15% discount from Bartech’s then current US price list. At December 31, 2005 the amount owed to Bartech is reflected as a separate line item in the accompanying consolidated balance sheet. No amounts were owed to Bartech at September 30, 2006.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Form 10-KSB filed April 18, 2006.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a 50% ownership investment in an Israeli company and a 24% ownership interest in BSI (see Note 3). The Company accounts for these investments using the equity and cost methods, respectively.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

institutions that hold the Company’s investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). There were no dilutive common equivalent shares outstanding at anytime during the three or nine months ended September 30, 2005 and 2006; accordingly basic and diluted net loss per share are identical for all of such periods.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the September 30, 2006 balance sheet.

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the period March 1, 2006 to June 30, 2006, the Company entered into agreements with various shareholders of BSI to purchase 4,078,072 and 150,000 of BSI common and preferred shares, respectively. As consideration for these shares, the Company agreed to issue 4,078,072 and 180,000 shares of its restricted common stock to the sellers of the common and preferred shares, respectively (each share of preferred stock was (is to be) exchanged for 1.2 shares of HOMI stock), and pay cash of $220,000. As of September 30, 2006 the Company had issued 3,305,714 shares of its common stock as consideration for these shares, and accordingly had an obligation to issue additional 952,358 shares of its common stock as of such date. The total cost of the shares that have been issued of approximately $1,674,500 consisted of the aforementioned cash of $220,000 and approximately $1,454,500 arising from the issuance of our shares (because BSI is a privately held company, cost was based on the fair value of HOMI’s shares ($.44).

In addition to the above shares, on August 1, 2006 the Company signed an agreement to acquire 50,000 Preferred Shares of BSI from a BSI Stockholder. Using the proportional exchange rate of 1.2 shares of HOMI Common Stock for each share of BSI Preferred Stock, the Company issued 60,000 shares of its restricted common stock to acquire these preferred shares during the quarter ended September 30, 2006. The total cost of the shares was approximately $26,000 (60,000 shares at $.43 per share, which cost per share was the cost of our stock on the date of the agreement).

Finally, subsequent to September 30, 2006, we have acquired additional shares of BSI stock which have a cost basis of approximately $358,000.

The preferred shares we own in BSI bear interest at the rate of 8% per annum, are convertible into a like number of common shares of BSI and have no super-voting or other voting rights. As a result of all of these transactions, we own approximately 24% of BSI as of the date of filing of this 10-QSB.

The Company has agreed to use its best efforts to register the shares it issued as a result of the above mentioned transactions, and has recently filed a Form SB-2 with the Securities and Exchange Commission to register

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 3,395,000 of the aforementioned shares. It has also agreed to use its best efforts to file a registration statement covering the remaining 983,000 shares it is obligated to register no later than February 1, 2007. There are no penalties associated with these registration rights.

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2005 and 2006, the Company incurred various related party expenses for the following:

Description	2005	2006

Directors’ fees and liability insurance	44,915	43,001
Consulting fees	50,925	-

Totals	95,840	43,001

NOTE 5:	SIGNIFICANT CURRENT QUARTER EVENTS

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

Pursuant to agreements entered in June 2006 between HOMI UK Limited (the Company’s newly formed subsidiary) and two hotels in London, on July 1, 2006, the Company began to operate mini-bars in 406 rooms in such hotels. After the commencement of these contracts, the Company is now operating approximately 7,800 mini-bars in 22 hotels worldwide.

NOTE 6:	OTHER SIGNIFICANT SUBSEQUENT EVENTS

We intend to attempt to issue, in a private offering, a principal amount of up to $3 million in 8% Convertible Notes. In September 2006, we signed a Memorandum of Understanding (hereinafter – “MOU”) with another company whereby the other company will provide us with professional services to mobilize the necessary amount in return for a consideration of 10% commission on the amount raised. The deadline for the first installment ($1 million per the MOU) has been extended to November 30, 2006. No amounts have been raised under this private placement memorandum to date.

-------------------------

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2006 and our results of operations for the three and nine months ended September 30, 2005 and 2006. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2005 10-KSB filed with the Securities and Exchange Commission on April 18, 2006.

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

In April 2003, we signed a ten year agreement with Bartech pursuant to which we have agreed to use Bartech’s minibars exclusively in all hotels for which we provide outsource services (assuming Bartech has operations in such locales). Bartech has agreed to forego referring outsource leads in the United States to any entity other than us and will not, without our consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them to provide outsource services for hotels; provided, that Bartech may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than us, or (ii) to which we are not able or not willing to provide such services. We purchase the minibars at a 15% discount from Bartech’s then current US price list. The mini-bars purchased from Bartech contain proprietary software, sensors and an interface with a hotel’s property management system. They also interface with hotel computers to track items removed from the mini-bars, which can decrease losses from hotel mini-bars. We believe these mini-bars also enhance efficiency and reduce labor costs.

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

Our revenues are primarily derived from the purchase and operation of these mini-bars through our outsource operation program, and by operating “installed base” mini-bars; a program in which mini-bars owned by a hotel are managed by us in exchange for a percentage of revenues from the mini-bars. As of September 30, 2006, we operated approximately 7,800 Bartech mini-bars in 22 hotels.

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

(4)	Interest and other financing expenses arising from indebtedness and foreign currency translation adjustments.

CRITICAL ACCOUNTING ESTIMATE

Our investment in BSI is accounted for using the cost method because we cannot exercise significant influence over the operations of such entity. As a result of the use of this method, the cost of the investment is not adjusted for any losses and/or income incurred by BSI; rather the investment carrying value is recorded at cost and not adjusted unless the recoverability of such investment is deemed to be impaired. BSI incurred a significant net loss in 2005 (which was prior to the date of our investment) and we believe BSI has continued to incur losses in 2006. While we believe the carrying value of the investment is recoverable at September 30, 2006, the possibility remains that impairment indicators will arise in the future, which may cause us to re-evaluate this conclusion. As of September 30, 2006, the investment had a carrying value of approximately $1,700,000 and subsequent to September 30, 2006, we have acquired additional shares of BSI stock which have a cost basis of approximately $358,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES

For the three month periods ended September 30, 2006 and 2005, we had revenues of $899,000 and $801,000, respectively, an increase of $98,000 or 12.2%. The increase in revenues resulted from our commencement of outsource operations in several new hotels in Malta, Australia and the U.K.

COSTS OF REVENUES AND DEPRECIATION

Depreciation expense for the three month periods ended September 30, 2006 and 2005 approximated $148,000 and $114,000, respectively, an increase of $34,000 or 29.8%. This increase was due to our increased property and equipment balances resulting from additional hotels that we have under contract at September 30, 2006 compared to September 30, 2005.

Other costs of revenues for the three month periods ended September 30, 2006 and 2005 were $366,000 and $290,000, respectively, an increase of $76,000 or 26.2%. The increase resulted partially because of the aforementioned increase in revenues, and partially because we have continued to incur start up costs in the hotels mentioned under REVENUES above.

OPERATING EXPENSES

General and administrative expenses decreased from $270,000 for the three months ended September 30, 2005 to $249,000 for the same period in 2006, a decrease of 7.8%.

For the three month periods ended September 30, 2005 and September 30, 2006, selling and marketing expenses decreased from $67,000 to $57,000 or 15%.

As of September 30, 2006 we had incurred $90,000 of research and development expenses. No such expenses were applicable in 2005.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarters ended September 30, 2006 and 2005, we incurred interest and foreign currency translation expenses of approximately $51,000 and $75,000, respectively. These amounts are primarily made up of interest of approximately $46,000 and $74,000 respectively. The decrease in interest expense resulted primarily from the shift between loans and equity upon completion of our private placement in the first quarter of the current fiscal year when debt of approximately $639,000 was converted to common stock. In addition, we have raised cash from various other sales of stock that has reduced our need for debt capital.

NET LOSS

The above factors resulted in a decrease in our net income from $75,000 during the three months ended September 30, 2005 to a loss of $90,000 during the three months ended September 30, 2006, a decrease of $165,000.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

For the nine month periods ended September 30, 2006 and 2005 we achieved revenues of $2,339,000 and $2,087,000, respectively. These revenues arise primarily from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in revenues is the result of our commencement of outsource operations in several new hotels in Malta, Australia and U.K. For the nine month periods ended September 30, 2006 and 2005, the geographic concentration of our revenues were as follows:

Location	Percentage of Revenues
	2006	2005

United States of America	36	39
Europe	32	27
Israel	18	19
South Africa	14	15

Totals	100%	100%

COSTS OF REVENUES AND DEPRECIATION

Depreciation expenses for the nine month periods ended September 30, 2006 and 2005 were $413,000 and $317,000, respectively, an increase of $96,000 or 30.2%. This increase was due to our increased property and equipment balances resulting from additional hotels that we have under contract at September 30, 2006 compared to September 30, 2005.

Other costs of revenues for the nine months ended September 30, 2006 and 2005 were $964,000 and $826,000 respectively, an increase of $138,000 or 16.7%. The increase resulted primarily from the aforementioned increase in revenues. To a lesser extent, other costs of revenues increased because of various start up costs in the United Kingdom, Australia and Malta. These start up costs are the primary reasons our other costs of revenues as a percentage of sales increased from approximately 39.6% during the nine months ended September 30, 2005 to 41.2% during the nine months ended September 30, 2006.

OPERATING EXPENSES

General and administrative expenses increased from $699,000 for the nine months ended September 30, 2005 to $730,000 for the same period in 2006, an increase of 4.4%. This increase resulted primarily from expansion to two new areas - Australia and the United Kingdom. As a percentage of revenues, general and administrative expenses decreased from 33.4% for the nine month periods ended September 30, 2005 to 31.2% for the same period in 2006. For the nine month period ended September 30, 2006, selling and marketing expenses decreased to $178,000 from $197,000 for the corresponding period of the preceding fiscal year.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the nine months ended September 30, 2006 and 2005, we incurred interest and foreign currency translation expenses of approximately $190,000 and $237,000, respectively; a decrease of $47,000. The decrease resulted primarily from a current year reduction in interest expense that arose from the shift between loans and equity that occurred upon completion of our private placement in the first quarter of the current fiscal year when debt of approximately $639,000 was converted to common stock. In addition, we have raised cash from various other sales of stock that has reduced our need for debt capital.

OTHER INCOME

Other income was $22,000 and $109,000 during the respective nine month periods ended September 30, 2006 and 2005. Other income during the nine months ended September 30, 2005 resulted from the gain on sale of certain mini-bars as a result of a contract cancellation by a hotel. The other income in 2006 resulted from interest income earned and received on a previous Customs and VAT dispute from the South African government. Receipt of this interest was considered to be a gain contingency in the past.

NET LOSS

The above factors resulted in an increase in our net loss from $46,000 during the nine months ended September 30, 2005 to $238,000 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2006 of $2,661,000. During the nine months ended September 30, 2006, we incurred a net loss of $238,000, primarily because such amount included approximately $430,000 of depreciation and amortization expense. We generated cash from operations of approximately $348,000 during such time period.

During the nine months ended September 30, 2006 and 2005, we used cash of approximately $757,000 and $1,334,000 respectively for investing activities. This cash was used primarily for the purchase of mini-bars for Australia and we also used cash of $120,000 to purchase the shares of one of BSI’s common stockholders.

Investing and operating activities have primarily been funded through our financing activities, which resulted in cash of approximately $470,000 and $1,404,000 during the respective nine month periods ended September 30, 2006 and 2005. During the nine months ended September 30, 2005 this cash was generated primarily as a result of equity infusions of $1,066,000 and from a financing agreement we entered into with Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of $1,100,000 to us whereas during the nine months ended September 30, 2006, cash generated by financing activities primarily arose from equity infusions of $927,000.

On September 30, 2006, we had long term liabilities of $1,233,000 which included loans from banks, shareholders and Solog Mifalei Srigah Ltd. The total amount of shareholders loans as of September 30, 2006 was $248,000 of which $48,000 are short-term.

On September 30, 2006, we had cash and cash equivalents of approximately $641,000 and other short-term bank deposits of $14,000 and we believe that we have sufficient cash and cash equivalents to finance our current operations for the next 12 months, and to pay the remaining $100,000 we owe as a result of our decision to purchase certain common stock of BSI from a BSI shareholder. However, in the event we are able to expand our operations, and/or elect to make additional cash investments, we will in all likelihood have to obtain additional debt and/or equity capital.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during the quarter ended September 30, 2006, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended September 30, 2006, we issued 813,705 shares of our common stock; in exchange for common and preferred shares of BSI. The shares were issued in transactions exempt from registration either under section 4(2), Rule 506 or to non-U.S persons as promulgated under the Securities Act of 1933.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 20, 2006	By: /s/ Jacob Ronnel
Name: Jacob Ronnel
Title: President and Chief Executive Officer