Form 10KSB/A
period 2005-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2007-02-15
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2006 FORM 10-KSB/A ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1	Business………………………………………………………………………………	5
	General……………………………………………………………………………….	5
	Our Growth Strategy…………………………………………………………………	5
	Operations…………………………………………………………………………….	6
	Competition…………………………………………………………………………..	8
	Customers and Markets………………………………………………………………	9
	Government Regulations……………………………………………………………..	9
	Intellectual Property…………………………………………………………………..	10
	Employees…………………………………………………………………………….	10
	Corporate Structure…………………………………………………………………...	10
Item 2	Description of Property……………………………………………………………….	10
Item 3	Legal Proceedings…………………………………………………………………….	11
Item 4	Submission of Matters to a Vote of Security Holders………………………………...	11

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Issuer Purchases of Equity Securities…………………………………….	11
Item 6	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations…………………………………….	12
	Forward-Looking Statements………………………………………………………….	12
	Critical Accounting Policies…………………………………………………………...	13
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful13
	Accounts…………………………………………………………………………	13
	Long-Lived Assets…………………………………………………………………….	13
	Overview………………………………………………………………………………	14
	Results of Operations………………………………………………………………….	15
	Subsequent Events……………………………………………………………………..	18
	Liquidity and Capital Resources……………………………………………………….	18
	Off-Balance Sheet Arrangements……………………………………………………...	18
	Inflation………………………………………………………………………………...	18
	International Tax Implications…………………………………………………………	18
Item 7	Financial Statements……………………………………………………………………	19
	Report of Independent Auditors………………………………………………………...	19
	Consolidated Balance Sheets…………………………………………………………...	19
	Consolidated Statements of Operations………………………………………………...	19
	Consolidated Statements of shareholders’ Equity……………………………………...	19
	Consolidated Statements of Cash Flows………………………………………………..	19
	Notes to Consolidated Financial Statements……………………………………………	19
Item 8	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure…………………………………………….	19
	Controls and Procedures……………………………………………………………...	19
	Other Information…………………………………………………………………….	19

TABLE OF CONTENTS
(Continued)

PART III

Item 9	Directors and Executive Officers of the Registrant…………………………………….	19
Item 10	Executive Compensation……………………………………………………………….	21
Item 11	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters………………………………………………………..	22
Item 12	Certain Relationships and Related Transactions………………………………………..	23
Item 13	Exhibits………………………………………………………………………………….	24
	Principal Accountant Fees and Services………………………………………………...	25
	Signatures……………………………………………………………………………….	27

FORM 10-KSB/A

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

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

Complete Outsource Solution

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

Outsource Solution for Leased Base

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

Management & Operation of Installed Base

For customers who already have an installed, operational minibar system, we provide partial maintenance services, and full operation and management services. Essentially, the services which we provide in this case are the same as in the Outsource Solution for Leased Base model.

Management of Installed Base

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

Other

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

Cost Of Revenues

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

For the years ended December 31, 2004 and 2005 we had $67,000 and $318,000 in interest and financial expenses, respectively, an increase of $251,000, or 374.6%. This is due primarily to currency exchange difference which resulted from the devaluation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement. In addition, interest expense increased between the years ended December 31, 2004 and 2005, most notably because we recognized $52,000 of interest expense on shareholder loans that were not outstanding at December 31, 2004.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)).  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

25

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: February 13, 2007	By: /s/ Jacob Ronnel
Jacob Ronnel, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Jacob Ronnel		/s/ Ariel Almog
	Jacob Ronnel, President, Director		Ariel Almog, Secretary, Director
Dated:	February 13, 2007	Dated:	February 13, 2007

	/s/ Sigal Grinboim		/s/ Avraham Bahry
	Sigal Grinboim, Chief Financial Officer		Avraham Bahry, Director
Dated:	February 13, 2007	Dated:	February 14, 2007

/s/ Jules Polak
Jules Polak, Director
		Dated:	February 14, 2007

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

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	Years ended December 31,
	2004	2005

Revenues	1,647	2,814

Costs of revenues:

Depreciation	(362)	(418)

Other	(797)	(1,174)

Gross profit	488	1,222

Operating expenses:

Selling and marketing	(243)	(240)

General and administrative	(960)	(975)

Operating profit (loss)	(715)	7

Other income (expense):

Interest and foreign currency translation losses, net	(67)	(318)

Gain on sales of property and equipment	-	125

Other	(2)	(3)

Loss before provision (benefit) for income taxes	(784)	(189)

Provision (benefit) for income taxes	(11)	27

Loss before equity in earnings of affiliated company and minority interests in losses of subsidiaries, net	(795)	(162)

Equity in earnings of an affiliated company	8	1

Minority interests in net losses of subsidiaries, net	55	33

Net loss	(732)	(128)

Basic and diluted net loss per share	(0.029)	(0.004)

Weighted average number of shares used in computing basic and diluted net loss per share	25,605,107	29,781,745

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Other Comprehensive loss	Total

Balance as of December 31, 2003	23,000,000	23	1,579	34	(1,563)	-	73

Issuance of shares	4,874,880	5	1,826	-	-	-	1,831
Issuance of shares for services	1,000,000	1	86	-	-	-	87
Foreign currency translation adjustments	-	-	-	11	-	11	11
Net loss	-	-	-	-	(732)	(732)	(732)

Total comprehensive loss						(721)

Balance as of December 31, 2004	28,874,880	29	3,491	45	(2,295)	-	1,270
Issuance of shares, net of stock issuance costs	1,549,542	1	1,050	-	-	-	1,051
Issuance of shares for services	23,100	-	15	-	-	-	15
Foreign currency translation adjusttments	-	-	-	(116)	-	(116)	(116)
Net loss	-	-	-	-	(128)	(128)	(128)

Total comprehensive loss						(244)

Balance as of December 31, 2005	30,447,522	30	4,556	(71)	(2,423)		2,092

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