Form 10KSB
period 2006-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2007-04-16
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No

State issuer's revenues for its most recent fiscal year. $3,261,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

26,778,800 shares at $0.42(1) = $11,247,096.00

(1) Average of bid and ask closing prices on March 31, 2007

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

39,967,937 common shares issued and outstanding as of March 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

PART I
Item 1	Business	5
	General	5
	Our Growth Strategy	5
	Operations	6
	Competition	7
	Customers and Markets	9
	Government Regulations	9
	Intellectual Property	9
	Employees	10
	Corporate Structure	10
Item 2	Description of Property	10
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Small Business Issuer Purchases of Equity Securities	11
Item 6	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12
	Forward-Looking Statements	12
	Critical Accounting Policies	13
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful
	Accounts	13
	Long-Lived Assets	13
	Overview	14
	Cost and Expenses	14
	Financing Agreement	14
	Results of Operations	15
	Liquidity and Capital Resources	16
	Subsequent Events	17
	Off-Balance Sheet Arrangements	18
	Inflation	18
	International Tax Implications	18
Item 7	Financial Statements	18
	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of shareholders’ Equity
	Consolidated Statements of Cash Flows
	Notes to Consolidated Financial Statements
Item 8	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure	18
Item 8A	Controls and Procedures	18
Item 8B	Other Information	19

TABLE OF CONTENTS
(Continued)

PART III

Item 9	Directors and Executive Officers of the Registrant	19

FORM 10-KSB

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc. is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments.

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which market, and operate computerized mini-bars in hotels located in Israel, the United States, Europe, Australia and South Africa. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as HOMI. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus primarily on operating, servicing and marketing computerized mini-bars located in upscale hotels throughout the world.

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

In addition, we have completed the research and development on our computerized mini-bar with accurate billing, the “HOMI 336,” and have entered the pre-production phase. The HOMI 336 is the first product to be designed and manufactured by HOMI.

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various wholly and majority owned subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs, as well as to commence rental, sale and installation and outsource programs using the HOMI 336 and additional mini-bar models. HOMI intends to design and manufacture peripheral products and/or accessories for HOMI 336. HOMI also intends to offer new and additional mini-bar models. Proposed additional models may be referred to as the “New Range of Products.”

We also intend, among other things, to expand our activities in those hotels in which a minibar system is already installed and operational. These opportunities can be particularly attractive, as a simplified business model can be implemented, without it being necessary to address matters such as the purchase and installation of the minibars themselves.

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

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels. An integral part of this strategy involves the sale, rental, and installation and outsource programs of the HOMI 336 and the New Range of Products. Features of HOMI 336 and the New Range of Products which will make it easier to enter the mid-scale range of hotels include:

•	Mechanism against mistaken charges. This enables accurate billing.
•
Substantially lower operating costs. This should improve profit margins and means that HOMI will be able to offer the New Range of Products to mid-market hotels, which is a very large sector which has not been open to HOMI in the past, as well as upscale hotels.

•
No need for infrastructure at hotel. A standard electrical outlet is the only infrastructure required. Minibar data is transferred automatically via an integral, dedicated wireless system. This should make installation easier, and more attractive to hotels.

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

Operations

To date our activities have focused primarily on managing the minibar departments in upscale hotels. We offer our customers a number of solutions ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements. We currently implement several general types of business model, further detailed below.

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

Competition

We have a decade of hands-on experience in providing services to the hotel industry. Whether we are consulting to a hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

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

In addition, there are also other companies which offer some or all of the services which we offer. Presently, our main competitors in the United States are Automatic Minibar Systems, Ltd. and its affiliates, which offer outsourcing or revenue sharing programs at prices that are competitive with ours. Other companies, such as Club Minibar, offer outsourcing programs utilizing manual minibars. In respect of the financing aspects of the solutions we offer to our clients, we are also in competition with certain manufacturers of the minibars themselves. With respect to the New Range of Products, we expect to be in competition with certain minibar manufacturers who offer minibars that may be perceived by our potential customers as being alternatives to our New Range of Products.

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

As of December 31, 2006, we provide operation and/or management services to the minibar departments of at least the following hotels:

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

There seems to be a direct correlation between a hotel's occupancy level and average room rate and the quantity of purchases made by guests from a hotel's mini-bars. As a result, in the majority of our current projects, where our revenues are based on the net revenues of the minibar departments which we operate and/or manage, our revenues are dependent on hotel occupancy levels and average room rate. Decreases in hotel occupancy levels and its average room rate could result in corresponding decreases in our revenues.

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

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. We hold no other patents, trademarks, service marks or other intellectual property relating to our operations. In 2006, we applied for several patents with regard to certain features of our New Range of Products. As of the date hereof, no patents have been granted, and one patent is pending.

Employees

As of December 31, 2006, HOMI and its subsidiaries had 15 full time employees.

Corporate Structure

We have a fully owned United States subsidiary, HOMI USA, Inc. (“HOMI USA”), formerly known as Hotel Outsource Services, Inc., through which we conduct business in the United States.

Outside the United States, we carry on our business activities through regional subsidiaries, each of which is responsible for one or more territories in which we market and/or provide our services. These subsidiaries receive management services from us, and also retain staff of their own, either as employees or under management agreements or service agreements.

Our operating subsidiaries can, as of March 31, 2007, be summarized as follows:
HOMI USA, Inc. (“HOMI USA”)
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

•
HOMI Israel’s corporate headquarters are currently located at 4 Raul Wallenberg Street, Tel Aviv, Israel, with a monthly rent of $600. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

•
HOMI USA has its corporate headquarters at 1 Embarcadero Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOMI USA’s operations are conducted from the office we utilize at the Hyatt Regency San Francisco, which is one of our customers.

•	HOMI South Africa operates from an office in Johannesburg for monthly rent of $350.

•	In connection with our European operations, we also lease an office in Paris, France, for monthly rent of approximately $1,500 (€1,130).

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

ITEM 3:  LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any pending legal proceedings. To the best of our knowledge, no governmental authority is contemplating the initiation of any legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 15, 2007, HOMI held its annual shareholders meeting. A Proxy Statement for such meeting was filed with the Commission. At the annual meeting, the following persons were elected as directors, each to serve a one year term: Jacob Ronnel; Ariel Almog; Uri Kellner; Jacob Faigenbaum; Jules M. Polak; Avraham Bahry; Philippe Schwartz; and Yoav Ronen.

The other matter that was voted upon at the meeting was to nominate the accounting firm of Kingery & Crouse as HOMI’s independent auditors. Each item was approved with the unanimous vote of all shares represented at the meeting.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of March 31, 2007, HOMI has 39,967,937 shares of common stock outstanding held by a total of 125 shareholders. No dividends have been declared as of March 31, 2007.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

First Quarter 2006

High Bid $0.58	Low Bid $0.38

Second Quarter 2006

High Bid $0.52	Low Bid $0.36

Third Quarter 2006

High Bid $0.42	Low Bid $0.36

Fourth Quarter 2006

High Bid $0.46	Low Bid $0.37

Recent Sales of Unregistered Securities

All sales of unregistered securities during 2006 have been previously reported.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2006. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2006.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2006 and 2005.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2006 the Company’s balance sheet includes $4,236,000 of fixed assets, net. The Company has completed its impairment test for 2006 and has concluded that no impairment write-off is necessary.

Financial statements in US dollars:

The majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Overview

HOMI is a holding company for several subsidiaries which market and operate computerized mini-bars in hotel rooms throughout the world.

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

Financing Agreement

CONVERTIBLE NOTES

In December 2006, HOMI raised $118,000, through the issuance of a note. The note bears interest at a value of 8% per annum and is convertible into common stock at a conversion price ranging between $0.50 and $0.80 per share, depending on the conversion dates. Interest on the note is due and payable on a quarterly basis commencing March 2007. Principal will be repaid in eight equal quarterly installments commencing March 2009.

As of March 31, 2007 an additional sum of $150,000 was raised through the issuance of additional notes.

RESULTS OF OPERATIONS FOR HOMI

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

Revenues

For the years ended December 31, 2005 and 2006, HOMI had revenues of $2,814,000 and $3,261,000 respectively, an increase of $447,000 or 15.9% These revenues come from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in Australia and Europe.

As we increase the number of hotels in which we operate, our operations become increasingly diversified. For the year ended December 31, 2006, our three largest customers accounted for 29% of our total revenues, whereas in 2005 our three largest customers collectively comprised of 33.7% of our total revenues.

As of December 31, 2006 and 2005, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate mini-bars as follows:

Location	Percentage of Revenues
	2006	2005

United States of America	33%	41%
Europe	35	23
Israel	21	20
South Africa	11	16
Totals	100%	100%

Gross Profit

Gross profit increased from $1,222,000 to $1,304,000, or 6.7% for the years ended December 31, 2005 and 2006, respectively. As a percentage of revenues, gross profit decreased from 43.4% to 40% due to the reasons mentioned in Costs of Revenues below.

Cost Of Revenues:

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2005 and 2006 were $1,174,000 and $1,385,000 respectively, an increase of $211,000 or 17.9%, as a result of an increase in revenues. As a percentage of gross revenues, costs of revenues increased from 41.7% in 2005 to 42.5% in 2006. A portion of these costs are fixed in nature and do not fluctuate in direct proportion to any changes in revenue.
Depreciation expense for the years ended December 31, 2005 and 2006 was $418,000 and $572,000, respectively, an increase of $154,000, or 36.8% as a result of increased property and equipment balances resulting from additional hotels we had under contract at December 31, 2006 compared to December 31, 2005.

Research and Development

The company is engaged in the development of a unique new product - the HOMI 336 bar. R&D are expensed to operations as incurred. Total expenses for the year 2006 amounted to $261,000. The company anticipates commencing production in 2007.

Operating Expenses

General and administrative expenses increased from $975,000 to $990,000, or 1.5% for the years ended December 2005 and 2006. As a percentage of revenues, general and administrative expenses decreased from 34.6% to 30.4%, which decrease is a result of certain general and administrative expenses being fixed in nature (and therefore they do not fluctuate in direct proportion to any change in revenues.)

Selling and Marketing expenses decreased slightly from $240,000 to $223,000, or 7.1%.

For the years ended December 31, 2005 and 2006 we had $318,000 and $132,000 interest and financial expenses, respectively, a decrease of $186,000, or 58.5%. This is due primarily to a currency exchange difference in 2005 which resulted from the devaluation of the South African Rand in comparison to the US Dollar and the satisfaction of certain the shareholder notes payable.
For the year ended December 31, 2005 we had other income of $122,000, and for the year ended December 31, 2006, we had other income of $20,000. The 2005 income resulted primarily from a gain of $125,000 on the sale of certain mini-bars to a hotel that elected to cancel our contract with them in 2005.

Net Loss

As a result of the above, net loss increased from $128,000 to $303,000, an increase of 136.7% for the year.

Liquidity And Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2005 of $2,423,000 and $2,726,000 as of December 31, 2006.  During the year ended December 31, 2005, we incurred a net loss of $128,000. During the year ended December 31, 2006, we incurred a net loss of $303,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,300,000 and $491,000 during the respective years ended December 31, 2005 and 2006. During such periods, this cash was generated primarily as a result of equity infusions of $1,051,000 and from a financing agreement we entered into with Horizon Challenges Investment Company, Ltd., formerly known as Solog Mifalei Srigah Ltd. in March 2005 which resulted in gross proceeds of $1,100,000 to us. In addition, in 2006 HOMI raised $118,000 through the issuance of a convertible note payable. This note accrues interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal will be repaid in eight equal quarterly installments commencing March 2009. This note may be converted at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement

On December 31, 2006, HOMI had long term notes of $1,234,000 (including $252,000 from shareholders), $332,000 current maturities, and no short-term bank credit.

Subsequent Events

On February 13, 2007, HOMI, together with several HOMI subsidiaries, entered into a series of agreements with Bartech Systems International, Inc. (“BSI”) and a subsidiary of BSI pursuant to which HOMI and several of its subsidiaries and BSI and its subsidiaries settled and resolved all outstanding disputes between them.

In addition to mutual waivers and releases, the key elements of the settlement were as follows:

•
BSI sold to Hila International Corp., a wholly owned subsidiary of HOMI (“Hila”) all of BSI’s shares and rights in HOMI USA (formerly “HOS”). Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila. As a result of this sale, HOMI USA is now an indirectly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of BSI’s shares and rights in HOMI USA was the nominal sum of $1.

•	Hila and BSI gave notice of the discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

15

•
BSI granted HOMI and its subsidiaries preferred customer terms on any further purchases that HOMI and its subsidiaries may make from BSI and its subsidiaries, for a minimum and revolving term. Aside from these preferred terms, all non-competition restrictions, exclusivity provisions and all prior agreements between HOMI and its subsidiaries and BSI and its subsidiaries were terminated and voided, with no surviving provisions.

The purchase by Hila of the 30% of HOMI USA that was previously held by BSI has resulted in a profit of approximately $450,000 to the Company.

On February 13, 2007, HOMI sold all of the 4,078,072 shares of common stock and 200,000 shares of preferred stock which it held in BSI to Eurogest Foundation, a Vaduz Liechtenstein corporation (“Eurogest”), at a price of $0.55 per share, for the total sale price of $2,352,940, which was paid to HOMI by Eurogest.

The sale of HOMI’s shares in BSI results in a cash-flow infusion of approximately $2.35 million for HOMI, and a profit of approximately $250,000.

At March 31, 2007, we had cash of approximately $2,900,000. We believe this amount of cash will be sufficient to meet our cash requirements for the next twelve months.

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. The South African subsidiary is subject to a 29% corporate tax rate. HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).The Australia subsidiary is subject to 30% corporate tax rate.

Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

As of December 31, 2006 HOMI Israel Ltd. a subsidiary in Israel had approximately $668,000 Israeli net operating loss carry forwards. The loss carry forwards in Israel have no expiration date.

As of December 31, 2006, HOMI and HOMI USA had approximately $[2,075,000 ] net operating loss carry forwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.
As of December 31, 2006 the South African subsidiary had net operating loss carry forwards of $122,000  and the Australian subsidiary an operating loss carry forwards of $85,000.

ITEM 7. FINANCIAL STATEMENTS

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL INC.

AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

INDEX

Page

Reports of Independent Registered Public Accounting Firms	2-3

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations	6

Statement of Changes in Shareholders' Equity	7

Consolidated Statements of Cash Flows	8-9

Notes to the Consolidated Financial Statements	10-32

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and directors of Hotel Outsource International Management Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Hotel Outsource International Management Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Barzily & Co.
Jerusalem, Israel

April 16, 2007

Jerusalem,City Tower,34 Ben-Yehuda St. 94583 Tel: 972 - 2 - 6256341 Fax: 972 - 2 - 6231340 Tel-Aviv,Shalom Tower,9 Ahad Ha’am St.65251 Tel: 972 - 3 - 5176383 Fax: 972 - 3 - 5176392	ירושלים,מגדל העיר, רח' בן יהודה 34, 94583 טל': 6256341 - 02פקס: 6231340 - 02 תל אביב,מגדל שלום,רח' אחד העם 9, 65251 טל': 5176383 - 03פקס: 5176392 - 03

Barzily & Co. is a member of MSI, a network of independent professional firms
w w w . b a r z i l y . c o . I l

LETTERHEAD OF KINGERY & CROUSE, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and directors of Hotel Outsource International Management Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Hotel Outsource International Management Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A. s/s

April 17, 2006
Tampa, FL

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,	December 31,
	Note	2006	2005

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		609	543
Short-term bank deposits		18	92
Trade receivables (net of allowance for doubtful accounts of $ 0.00 as of December 31, 2006 and 2005)		539	496
Other accounts receivable	3	163	172
Inventory		243	178

		1,572	1,481

LONG-TERM INVESTMENTS AND RESTRICTED CASH

Investments in affiliated companies	4	1,713	9
Severance pay fund		23	19

		1,736	28

PROPERTY AND EQUIPMENT, NET:	5

Minibars		4,236	4,024
Other property and equipment		91	85

		4,327	4,109

OTHER ASSETS:	6

Contract rights, net		37	43
Deferred expenses		66	61
		103	104

		7,738	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,	December 31,
	Note	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans from banks and others	9	332	279
Trade payables		252	281
Due to Bartech Systems International		-	76
Other accounts payable and accrued expenses	8	469	211

		1,053	847
LONG-TERM LIABILITIES:

Long-term loans from banks and others	9	1,116	2,282
Convertible notes	7	118	-
Accrued severance pay		31	19
Deferred taxes	14	10	11

		1,275	2,312

COMMITMENTS AND CONTINGENT LIABILITIES	10

MINORITY INTEREST		459	471

SHAREHOLDERS' EQUITY:

Share capital -	11
Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares as of December 31, 2006 and 2005; Issued and outstanding: 0 shares as of December 31, 2006 and 2005; Common stock of $ 0.001 par value - Authorized: 105,000,000 shares as of December 31, 2006 and 2005; Issued and outstanding: 39,967,937 shares as of December 31, 2006 and 30,447,522 shares as of December 31, 2005;		40	30
Additional paid-in capital		7,585	4,556
Accumulated other comprehensive income (loss)		52	(71)
Accumulated deficit		(2,726)	(2,423)

		4,951	2,092

		7,738	5,722

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2006	2005

Revenues	12	3,261	2,814

Cost of revenues		(1,385)	(1,174)

Depreciation		(572)	(418)

Gross profit		1,304	1,222

Operating expenses:

Research and Development		(261)	-

Selling and marketing		(223)	(240)

General and administrative		(990)	(975)

Operating profit (loss)		(170)	7

Financial expenses, net	13	(132)	(318)

Other income, net		20	122

Loss before taxes on income		(282)	(189)

Tax benefit (Taxes on income)	14	(32)	27

Loss before equity in earnings of affiliated company and minority interests in losses of unconsolidated subsidiaries, net		(314)	(162)

Equity in earnings (losses) of an affiliated company		(3)	1

Minority interest in losses of subsidiaries, net		14	33

Net loss		(303)	(128)

Basic and diluted net loss per share		(0.008)	(0.004)

Weighted average number of shares used in computing basic and diluted net loss per share		38,098,371	29,781,745

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Other Comprehensive loss	Total
Balance as of December 31, 2004	28,834,880	29	3,491	45	(2,295)	-	1,270

Issuance of shares	1,612,642	1	1,065	-	-	-	1,066
Foreign currency translation adjustments	-	-	-	(116)	-	(116)	(116)
Net loss	-	-	-	-	(128)	(128)	(128)

Total comprehensive loss						(244)

Balance as of December 31, 2005	30,447,522	30	4,556	(71)	(2,423)	-	2,092

Issuance of shares	9,520,415	10	3,029	-	-	-	3,039
Foreign currency translation adjustments	-	-	-	123	-	123	123
Net loss	-	-	-	-	(303)	(303)	(303)

Total comprehensive loss						(180)

Balance as of December 31, 2006	39,967,937	40	7,585	52	(2,726)		4,951

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	Year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(303)	(128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	596	435
Compensation expense resulting from shares granted	-	15
Decrease in accrued severance pay, net	8	-
Accrued interest and linkage difference on loans, net	-	103
Interest and linkage differences in regard to shareholders	26	-
Deficit (equity) in earnings of an affiliated company	3	(1)
Capital gain on sale of property and equipment	-	(125)
Minority interest in losses of subsidiaries, net	(13)	(27)
Provision for deferred income taxes	-	(32)
Changes in assets and liabilities:
Increase in inventories	(61)	(19)
Increase in trade receivables	(28)	(246)
Decrease (Increase) in related party receivables	(6)	67
Decrease in other accounts receivable	21	93
Increase (decrease) in trade payables	(33)	101
Increase in other accounts payable and accrued expenses	216	114

Net cash provided by operating activities	426	350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(803)	(1,641)
Proceeds from sales of property and equipment	-	310
Investment in an affiliated company	(120)	-
Short-term bank deposits, net	74	(58)

Net cash used in investing activities	(849)	(1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net	927	1,051
Proceeds from long-term loans from banks and others, net of deferred expenses	106	1,249
Repayment of long-term loans from banks and others	(281)	(376)
Repayment of long-term loans from shareholders	(261)	(300)
Short-term bank credit, net	-	(324)

Net cash provided by financing activities	491	1,300

Effect of exchange rate changes on cash and cash equivalents	(2)	19

Increase in cash and cash equivalents	66	280

Cash and cash equivalents at the beginning of the year	543	263

Cash and cash equivalents at the end of the year	609	543

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2006	2005

Non-cash investing and financing activities:
Acquisition of property and equipment on short-term credit	-	76

Conversion of shareholders' loans to share capital.	569	-

Cash paid during the year for interest	130	141

Conversion of accounts payable to share capital	78	-

Investment in shares of an affiliate in exchange for shares issued by the Company net of issuance expenses	1,476	-

Payables in regard to investment in an affiliate	100	-

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:- GENERAL

a.
Hotel Outsource Management International Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2 below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa and the United States.

HOMI registered 7,566,032 shares on the OTCBB and commenced trade on February 25, 2004.

b.
HOMI Israel was incorporated under the laws of Israel in 1997 and is a provider of services to hotels. HOMI Israel is the exclusive distributor of Bartech Systems International and Bartech Emea Sarl (together: "Bartech Int.") in Israel. Bartech Int. is a manufacturer of computerized minibars for hotels. Since inception, HOMI Israel has sold and installed computerized minibars in hotels.

In 1999, HOMI Israel expanded its scope of operations to purchasing minibars and signing exclusive outsourcing agreements with hotels for the provision and operation of the minibars. The hotels receive a monthly commission computed as a percentage of the revenues.

As discussed at Notes 16a and 16b, through February 13, 2007, HOMI Israel and its subsidiaries were dependent upon a sole supplier (Bartech Int.) to provide minibars custom built to their specifications. Subsequent to such date, the Company no longer is subject to such dependence on Bartech Int.
Hereinafter, HOMI and HOMI Israel will be referred to as "the Company".

c.	During 2006, the Company commenced research and development of minibar devices. See also Note 16c.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

a.	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

b.	Financial statements in US dollars:

The majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries.

Subsidiary Name	Area	Ownership Percentage	Number of Minibars
HOMI Israel Ltd.	Israel	100%	1,787
Hotel Outsource Services, Inc.	U.S.A.	70% **	2,515
HOMI Europe Sarl	ROW*	100%	2,334
HOMI South Africa (Proprietary) Limited	South Africa	60%	868

* Through subsidiaries in Luxembourg, Malta, Italy, Germany, Australia and the U.K.
The subsidiary in Australia commenced its operations in June 2006.
The subsidiary in the United Kingdom commenced its operations in August 2006. Operation of this subsidiary was terminated at the end of December 2006.

** See also Note 16b.

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:
%
Minibars	* 10
Computers and electronic equipment	15 - 33
Office furniture and equipment	7

* See Note 2u.

h.	Other assets:

Contract rights for operating minibars in hotels in South Africa are amortized using the straight-line method over the contracts periods with the hotels - 10 years.

Deferred expenses represent loan acquisition costs arising from the other long-term loan originated in 2005 and convertible notes payable issued in 2006 (see Note 6)

i.	Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expect to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 2006, management believes that all of the Company’s long-lived assets are recoverable.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

j.	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts:

Revenues from product sales derived from outsource activity (minibar's content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable.

The Company’s payment terms are normally net 15 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary for the years ending December 31, 2006 and 2005.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

l.	Research and Development costs are charged to operations as incurred.

m.	Accounting for stock based compensation:

Through December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for its stock based compensation arrangements. This Statement amended the disclosure provision of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which was effective for the reporting period beginning on January 1, 2006. The Statement requiresthe Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company did not have any share based arrangements as of January 1, 2006, the adoption of this Statement did not effect the Company’s consolidated financial statements.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provision of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Severance pay expenses for the years ended December 31, 2006 and 2005 amounted to $ 7 and $ 3, respectively.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

r.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, , trade payables, other accounts payable, convertible notes payable and long-term loans from banks and others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair value of long-term loans and convertible notes payable also approximates their carrying values since they have terms that approximate the prevailing market rates.

s.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	31 December
	2006	2005
New Israeli Shekel (NIS)	$0.237	$0.217
EURO (EU)	$1.317	$1.183
South African Rand (SAR)	$0.143	$0.158
Australian Dollar (AU$)	$1.265
Pound Sterling (UK)	$0.510

	Year Ended 31 December
Increase (Decrease) in Rate of Exchange:	2006	2005
NIS	9.2%	(6.4%)
EU	11.3%	(13.2%)
SAR	(9.5%)	(11.2%)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

t.	Impact of other recently issued accounting Standards:

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 were effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.
The adoption of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2007.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

u.	Change of estimate:

Effective January 1, 2005 the Company decided to depreciate all of its minibars over a period of ten years and eliminate any consideration of residual value. Previously, the minibars were being depreciated over the lesser of ten years or the terms of the related hotel agreements (which generally approximated 8-10 years). Absent this change in estimate, the Company’s net loss would have increased by approximately $12 during the year ended December 31, 2005.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

v.	Advertising Costs

Advertising costs, which were insignificant during both of the years ended December 31, 2005 and 2006, are expensed as incurred.

x.	Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the presentation in the 2006 financial statements.

NOTE 3:-  OTHER ACCOUNTS RECEIVABLE
	December 31,	December 31,
	2006	2005

Prepayment and other	116	68
Government authorities	26	91
Affiliated company	16	11
Shareholders	5	2

	163	172

The shareholder receivable at December 31, 2005 arose from a loan from a company controlled by the minority shareholder of HOMI South Africa (Proprietary) Limited.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:- INVESTMENTS IN AFFILIATED COMPANIES

	December 31,	December 31,
	2006	2005

Total investments in affiliated companies	1,713	9

Composition:
Net equity as at purchase date (1)	1,708	1
Changes commencing with purchase date:
Accumulated profits	5	8

	1,713	9

(1)	Investment in Bartech Systems, Inc., a Delaware Corporation (“BSI”)
1.
On March 6, 2006 the Company entered into agreements with certain shareholders of BSI to purchase a total of 3,592,965 shares of BSI Common and Preferred shares for an equal number of the Company shares, which number of shares represented approximately 24% of BSI. At December 31, 2006, the Company had issued 3,365,714 shares of its common stock; the remaining shares were issued subsequent to December 31, 2006.

2.
On May 18, 2006, the Company entered into an agreement to acquire an additional 753,705 shares of BSI that constitutes approximately 5% of BSI shares. As consideration, the Company paid cash of $220 and agreed to issue an equal amount of its shares to the sellers. At December 31, 2006, the Company had not issued shares of its common stock. The shares were issued subsequent to December 31, 2006.

3.
On May 25, 2006 the Company signed an agreement to acquire 50,000 Preferred Shares of BSI using the proportional exchange rate of 1.2 shares of HOMI Common Stock for each share of BSI Preferred Stock. The Preferred Stock bears interest at the rate of 8% per annum and has no super-voting or other voting rights. At December 31, 2006, the Company had not issued shares of its common stock. The shares were issued subsequent to December 31, 2006.

Subsequent to balance sheet date, the abovementioned investments were sold at a gain. See Note 16a.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-  PROPERTY AND EQUIPMENT, NET
	December 31,	December 31,
	2006	2005
Cost:
Minibars	5,761	5,139
Vehicle	27	27
Computers and electronic equipment	91	61
Office furniture and equipment	60	76

	5,939	5,303
Accumulated depreciation:
Minibars	1,525	1,115
Vehicle	15	10
Computers and electronic equipment	50	43
Office furniture and equipment	22	26

	1,612	1,194

Depreciated cost	4,327	4,109

Depreciation expenses amounted to $ 582 and $ 427 for the years ended December 31, 2006 and 2005, respectively. As for liens, see Note 10e.

NOTE 6:-  OTHER ASSETS
	December 31,	December 31,
	2006	2005
Contract rights -
Cost	53	53
Accumulated amortization (1)	(35)	(28)
Effect of exchange rate change	19	18
	37	43
Deferred expenses -
Cost	78	66
Accumulated amortization (2)	(12)	(5)
	66	61
	103	104

(1)	Amortization expenses amounted to $ 7 for the year ended December 2006.
Also see Note 2h.
(2)   Deferred expenses in regard to loans received are amortized over the loan period of nine years.
Deferred expenses in regard to the private offering will be amortized over the period of the note.
Also see Note 7.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:- CONVERTIBLE NOTES

The Company intends to issue, in a private offering, a principal amount of up to $ 3 million in 8% Convertible Notes.
During September 2006, the Company signed a Memorandum of Understanding (hereinafter - "MOU") with another company whereby the other company will provide the Company with professional services to raise the necessary amount in return for a consideration of 10% commission on the amount thus raised.

During December 2006, the Company raised an amount of $ 118. Subsequent to balance sheet date, an additional amount of $ 230 was raised.
Deadline for the first installment, intended to raise an amount of $ 1 million, was extended several times. Subsequent to balance sheet date, the MOU was amended on February 28, 2007. A draft extension is in the process of being signed. According to this draft, the extension will be as follows, with the rest of the MOU remaining unchanged.

a.	The total amount of financing which the other company will try to raise pursuant to the Notes is hereby reduced from an amount of $ 3 million to an amount of $ 1 million.
b.
The other company will have until 31 March 2007 (the "End Date") to try, on a best efforts basis, to complete this financing up to the $ 1 million total. Subject to each party, in its discretion, consenting to such extension, the End Date and any extension thereof, may be extended by additional periods, of one month each, by letter of extension signed by both parties. The term of the MOU shall be defined as the term ending upon the End Date, or any extension thereof, as applicable.

Terms of the Notes:
The Notes shall bear interest ("the Interest") at the rate of 8% per annum.
The Notes shall exist for a period of 48 months. Payments will be made according to the following schedules:

a.	Interest - Interest due will be paid on a quarterly basis starting on the first quarter of the original issuance.

b.	Principal - Principal due will be paid in eight equal quarterly installments starting on the first quarter of the third year following the Initial Issuance.

c.	Conversion Term - Conversion term, between 1-4 years, as defined in the agreement, with the conversion price varying from $ 0.5 - $ 0.8 per share, in accordance with the conversion dates.
For the purposes of the Conversion Term, the "Effective Date" shall mean the later of (i) 1 March, 2007 or (ii) the date of issue of the Note.

NOTE 8:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2006	2005
Accrued expenses (includes an amount of $ 147 thousand to related parties)	249	39
Government authorities and others	77	53
Other	61	-
Related parties	54	102
Employees and payroll accruals	28	17

	469	211

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 9:- LONG-TERM LOANS FROM BANKS AND OTHERS

a. Composed as follows:
	Annual interest rates	December 31, 2006	December 31, 2005
From Banks:
In Rand	10.8%	113	211
In US dollar (3)	10%	110	220
In NIS	8%	-	6

		223	437

From others (1)		973	1,057

		1,196	1,494

From Shareholders (2)		252	1,067

Total		1,448	2,561

Less - current maturities (includes an amount of $ 48 from shareholders)		(332)	(279)

		1,116	2,282

(1)
In March and June, 2005 the Company and the subsidiary in U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to the Financing Agreement between them, dated as of March 1, 2005, as amended by the parties thereto, as reported by the Company on May 17, 2005 (the “Amendment”). Pursuant to the Amendment, the amount of financing which the parties had originally agreed would be provided by Horizon was reduced from $10 million to $1.1 million, after Horizon notified the Company that it does not have funds available to make the loans required by the Company. The possible grant of Options to Horizon for the purchase of the Company’s shares was cancelled. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of the Company’s and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest.

(2)      Shareholders' balance is composed as follows:

See Note 15d and 15e	81	770
See Note 15g	171	297

	252	1,067

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 9:- LONG-TERM LOANS FROM BANKS AND OTHERS (cont.)

(3)
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

Substantially all of the Company’s assets are pledged as collateral for other notes payable.

b.	Aggregate maturities of long-term loans from banks and others for years subsequent to December 31, 2006 are as follows:
Year	Amount

2007	284
2008	134
2009	113
2010	127
2011	143
2012 and thereafter	395

1,196

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

b.
As of balance sheet date, Bartech Int., holder of 30% of the subsidiary in the USA (HOS), will not refer outsource leads in the United States to any person other than HOS and will not, without the Company’s consent, knowingly sell, rent or license its minibars in the United States to any person who intends to use them in outsource for hotels; provided, that Bartech Int. may refer outsource leads or sell, rent or license minibars to hotels (i) which have pre-existing relationships with outsource vendors other than HOS, or (ii) to which HOS is not able or not willing to provide outsource.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

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

On October 1, 2001 an option was granted that, subsequent to installation of at least 5,000 minibars in hotels in the United States by HOS and for a period of 60 months thereafter, Bartech Int. shall have the option to purchase all shares issued by HOS for a price that shall reflect the value of the United States subsidiary according to the higher of (a) $2.25 multiplied by the number of minibars operated by HOS (minimum of $ 11,250) or (b) HOS net after tax income, determined in accordance with United States generally accepted accounting principles, for the 12 full months completed prior to the month the option is exercised, multiplied by 15.

Subsequent to balance sheet date, the agreement was terminated (see Note 1 and Note 16b).

c.
In April 2003, the Company signed a 10 year agreement with Bartech Int. according to which the Company will provide outsource services to hotels on an exclusive basis, in all European and other territories in which Bartech Int. is active using Bartech Int. minibars which the Company will purchase from Bartech Int.

d.
Shareholders of the Company gave unlimited personal guarantees to a bank in respect of the Company liabilities. Total liabilities of the Company to the bank as of December 31, 2006 were in the amount of approximately $ 0 and $ 6 as of December 31, 2005.

e.
Liens have been placed on all Company assets, including rights to receive amounts due from customers, in favor of banks, as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2006 and 2005 amount to approximately $ 1,083 and $ 1,167, respectively.

f.	Liens on behalf of the loan received from Horizon - see Note 9(a)(1).

g.	Liens placed by shareholders - see Note 15e.

h.	Rent expense

The Company’s operations are based primarily at hotels in which it conducts its outsource operations. Most of the hotels allow the Company to utilize office space free of charge. In addition, the Company’s US counsel (who is also a stockholder) allows the Company to use their office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent because of its insignificance. In addition, the Company rents space under various month to month arrangements for certain facilities. During the years ended December 31, 2006 and 2005, rent expense approximated $ 32 and $ 32, respectively.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 11:- SHAREHOLDERS’ EQUITY

Shareholders’ Rights:

In the reverse acquisition, the historical outstanding shares of the legal acquirer are deemed to be the shares issued by the accounting acquirer.

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared.

Preferred shares rights are yet to be determined.

Stock Option

A shareholder had an option to exercise 1,000,000 shares at $ 0.50 per share. He did not exercise this option which expired as of November 30, 2005.

Issuances of Shares in 2005

On January 24, 2005 the Company issued 226,771 shares of Common stock to five individuals, net proceeds amounted to $ 172. On May 31, 2005 the Company issued 23,100 shares of Common stock to one individual, net proceeds as compensation for services amounted to $ 15. On June 2, 2005 the Company issued 861,540 shares of Common stock to IIBD Limited, a British Virgin Islands corporation, net proceeds amounted to $560. On July 6, 2005 the Company issued 182,000 shares of Common stock to five individuals, net proceeds amounted to $ 137. On October 6, 2005 the Company issued 279,231 additional shares of Common Stock to IIBD Limited, net proceeds amounted to $ 181.

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

On February 10, 2006 the Company completed an offering of 6,000,000 shares of its Common Stock. Pursuant to the terms of this offering, for each 5,028 shares held as of the record date, existing shareholders of the Company were able to purchase one new share of Common Stock at $ 0.25 per share. Shareholders subscribed for the full amount of shares providing the Company with gross offering proceeds of $ 1,500 (including approximately $650 arising from the conversion of shareholder loans).

As to issuance of 3,365,714 shares in return for investment in BSI, see Note 4 (1).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 12:- CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131").

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2006	2005

Customer A	8.2%	8.9%
Customer B	3.6%	5.8%
Customer C	9.4%	11.4%
Customer D	8.4%	8.9%
Customer E	11.2%	13.4%
Customer F	6.3%	7.2%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to GeographicRegions:

	Year ended December 31,
	2006	2005

Israel	21%	20%
South Africa	11%	16%
USA	33%	41%
Europe	35%	23%
Total	100%	100%

c.
As of December 31, 2006, $ 576 of the consolidated long-lived assets were located in South Africa, $ 290 were located in Israel, $ 1,914 in the USA and $ 1,547 in ROW. As of December 31, 2005, $738 of the consolidated long-lived assets were located in South Africa, $330 were located in Israel, $ 2,188 in the USA and $853 in Europe.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 13:- FINANCIAL EXPENSES, NET

	Year ended December 31,
	2006	2005

Interest on long-term loans from banks and others, net (1)	130	306
Other, net	2	12

	132	318
(1) As for financial expenses to shareholders, see Note 15a.

NOTE 14:- INCOME TAXES

a.	Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.
The South African subsidiary is subject to a 29% corporate tax rate. The US subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).The Australia subsidiary is subject to 30% corporate tax rate.

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

d.	As of December 31, 2006 HOMI Israel Ltd. and a subsidiary in Israel had approximately $668 Israeli net operating loss carry forwards. The loss carry forwards in Israel have no expiration date.
As of December 31, 2006, HOMI and HOS had approximately $ 2,075 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.
As of December 31, 2006 the South African subsidiary had net operating losses carry forwards of $ 122 .
As of December 31, 2006 the Subsidiary in Australia had net operating losses carry forwards of $ 85 .

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 14:- INCOME TAXES (cont.)

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary’s deferred tax assets and liabilities are as follows:
	December 31,	December 31,
	2006	2005
Operating loss carry forwards	967	864
Temporary differences in regard to expenses and property	(165)	(163)

Net deferred tax asset before valuation allowance	802	701
Valuation allowance	(812)	(712)

Net deferred tax (foreign)	(10)	(11)

As of December 31, 2006, the Company and its subsidiaries have provided valuation allowances of $938 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities. The valuation allowance increased by approximately $100 and $382, during the years ended December 31, 2006 and 2005, respectively.

f.	Composition of tax benefit (taxes on income):
	Year ended December 31,
	2006	2005

Current taxes	(33)	(5)
Deferred taxes	1	32

	(32)	27

g.	Breakdown of losses (income) before taxes:

Israel	(27)	15
South Africa	3	112
USA	384	91
Europe	(78)	(29)

Total	282	189

h.
The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:- RELATED PARTIES

a.	The following transactions with shareholders are included in the financial statements for 2006:

Research and Development	147

General and administrative	465

Financing Expenses	27

During the year ended December 31, 2005, general and administrative expenses also included related party consulting expenses of $242.

b.	Guarantees and participation of shareholders - see Note 10d.

c.	During the years 2006 and 2005, an affiliated company paid the Company, reimbursement of expense and management fees in the amount of $ 20 and $ 30, respectively.

As for balances as of December 31, 2006 - see Note 3 and Note 8.

d.
In December 2003 the Company entered into agreement with two shareholders pursuant to which each agreed to lend the Company $150 under notes payable bearing interest at a fixed rates of 4%. The loans, were converted into shares of the Company’s common stock in 2006. During the year ended December 31, 2005, the Company incurred interest of $12 under these loans. Because the loans were converted to equity, they were reflected as non-current in the accompanying 2005 consolidated balance sheet.

e.
In November 2004 the Company entered into agreements with two shareholders pursuant to which each agreed to lend the Company $350. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently deferred), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of the Company’s assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of the Company’s common stock owned by certain other shareholders. The Company had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share, and such right was exercised in 2006 for the note balance owed at December 31, 2006 (one of the loans was paid in 2005)

f.	As to shareholder stock based compensation see note 11.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:- RELATED PARTIES (cont.)

g.
The minority shareholder of the Company’s South African subsidiary granted a loan to the subsidiary amounting to $ 297 as of December 31, 2005 and $ 171 as of December 31, 2006 (see Note 9a). The loan is linked to the South African Rand with annual interest of 10.5%. The loan term is indefinite with no fixed terms of repayment. Despite this, these loans have been classified as long-term, as this shareholder has confirmed that repayment will not be required during 2007.

h.
Directors' fees are in the amounts of $ 20 and $ 12 for the years 2006 and 2005, respectively and directors' insurance expenses are in the amount of $ 38 and $ 33 for the years 2006 and 2005, respectively.

i.
During the year ended December 31 2005, the Company incurred interest of $72 under the notes discussed at e, f, and g. At December 31, 2005, other accounts payable and accrued expenses included approximately $52 owed to various stockholders for accrued interest.

NOTE 16:- SUBSEQUENT EVENTS

a.
On February 13, 2007, HOMI sold all of the 4,078,072 shares of common stock and 200,000 shares of preferred stock which it held in Bartech Systems International ("BSI") to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $ 2,352,940, which was paid to HOMI by Eurogest.

The sale of HOMI's shares in BSI results in a cash flow infusion of approximately $ 2.35 million for HOMI, and an estimated profit of approximately $ 250 (when taking into account future shares to be issued to shareholders of BSI, against the investment).

b.
On February 13, 2007, HOMI together with several HOMI subsidiaries (collectively, the "HOMI Companies"), entered into a series of agreement with BSI and a subsidiary of BSI (collectively, "BSI Companies"), pursuant to which the HOMI Companies and the BSI Companies settled and resolved all outstanding disputes between them.

In addition to mutual waivers and releases, the key elements of the settlement were as follows:
BSI sold to Hila International Corp. ("Hila"), one of the HOMI Companies, all the shares and rights of BSI in Hotel Outsource Services, Inc. ("HOS"), a HOMI Company that was previously owned jointly by BSI (30%) and Hila (70%). As a result, HOS is now an indirectly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOS has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of BSI's shares and rights in HOS was the nominal sum of $ 1.

Hila and BSI have given notice of discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

BSI has granted the HOMI Companies preferred customer terms on any future purchases that HOMI Companies may make from BSI Companies, for a minimum and revolving term. Aside from these preferred terms, all non-competition restrictions, exclusivity provisions and all prior agreements between HOMI Companies and BSI Companies have been terminated and voided, with no remaining provisions.

Purchase by Hila of the 30% of HOS that was previously held by BSI as mentioned above, will result in an estimated profit of approximately $ 450.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 16:- SUBSEQUENT EVENTS (cont.)

c.	On March 13, 2007, HOMI published a report stating as follows:

The Company entered the pre-production phase of its new, computerized minibar with accurate billing, currently named "HOMI 336," after completing its research and development.

Production of the HOMI 336 is expected to commence in the second quarter of 2007, with pilot installations scheduled for the second - third quarters of 2007.

Features of the new minibar include a modern design with a transparent door; mechanism against mistaken charges; substantially lower operating costs; no need for infrastructure at the hotel.

HOMI intends to offer the new range of products under various business models, including rent, straight sale, or installation and outsource operation.

NOTE 17:- GAIN ON SALES OF PROPERTY AND EQUIPMENT

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

NOTE 18:- SHORT-TERM BANK CREDIT

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

In addition, at December 31, 2004, the Company had a credit line from a bank, denominated in South African Rand that required interest at the rate of 11%. An amount of $311 was outstanding at December 31, 2004. Advances under the line, which expired in 2005, were collateralized by mini-bars having a net book value of approximately $825 at December 31, 2004.

-------------------------

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2007, HOMI’s independent auditors, Kingery & Crouse, P.A. (Kingery & Crouse) resigned as such. During HOMI’s fiscal years ended December 31, 2004 and 2005, and interim periods March 31, 2006, June 30, 2006 and September 30, 2006, there have been no disagreements with Kingery & Crouse on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Kingery & Crouse would have caused Kingery & Crouse to make reference to such matter in connection with its reports

The resignation of Kingery & Crouse was accepted by the Board of Directors of HOMI on April 13, 2007.

Kingery & Crouse’s report on the financial statements for the past year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of March 31, 2007 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Jacob Ronnel	50	CEO, President, Director

Ariel Almog	39	COO, Secretary, Director

Sigal Grinboim	42	CFO

Avraham Bahry	61	Chairman

Jules Polak	60	Director

Jacob Faigenbaum	53	Director

Yoav Ronen	47	Director

Philippe Schwartz	46	Director

Uri Kellner	79	Director

Biographies

Jacob Ronnel, 50, has been Chief Executive Officer, President and a director of HOMI since December 28, 2001, director and Chief Executive Officer, of Bartech Mediterranean Ltd. since May 1997 where he became a managing director in March 1998; CEO, President and a director of Hila since its inception in 2001; President and a director of HOMI South Africa since inception in 1999 and director and chief executive officer of Hotel Outsource Services, Inc. since September 2001. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 39, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001. He has been Chief Operating Officer and a director of Bartech Mediterranean Ltd. since May 1997 and a general manager since March 1998, COO, secretary and a director of Hila since its inception in 2001, COO and a director of HOMI South Africa since inception in 1999 and a director and chief operating officer of Hotel Outsource Services, Inc. since September 2001. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Sigal Grinboim, 42, has been Chief Financial Officer of HOMI since December 2004. From 2003 to 2004, Ms. Grinboim was a partner at Romano & Co., an accounting firm located in Israel. From 1997 to 2002, Ms. Grinboim was Chief Financial Officer of Amos Gazit Ltd, an international import and export company located in Israel. She is a certified public accountant and has a degree in Business Management and Accounting from Tel Aviv University.

Avraham Bahry, 61, has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Jules M. Polak, 60, has been a director of HOMI since December 2004. Mr. Polak has been a principal of Jules Polak Business Consulting Ltd. since 2000. From 1993 to 2000, he was Chief Executive Officer of Golden Pages Israel, the yellow pages publisher of Israel. He has been a director of several privately held companies in Israel.

Jacob Faigenbaum, 53, has served as founder and Managing Director of Financial Guardian Group since 2001. He was Senior Manager of Old Mutual International in London from 1997 to 2001, and he was Managing Director of Pioneer International, International Investments Advisory from 1986-1997. Mr. Faigenbaum served in the Israeli Defense Forces as Colonel. He received a Masters of Economics and Business Administration from Bar Ilan University (Israel) and is currently finishing his LLB.

Yoav Ronen, 47, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen obtained received a Bachelor’s degree in Business and Accounting from Tel Aviv University. Mr. Ronen has served as a director of HOMI since December 2006.

Philippe Schwartz, 46, was the Regional Director of Finance for West Coast and Hotel Controller of the Intercontinental Hotels from 2001 to 2005, where he was responsible for five Intercontinental hotels. His duties also included financial reporting, property acquisition and management. From 1990 to 2001, Mr. Schwartz worked for the Athenaeum Intercontinental Hotel in Athens, Greece, where he was regional director of finance for East Mediterranean and CIS, and Controller of the hotel, overseeing numerous hotels in over 19 countries. For over 20 years Mr. Schwartz has served as financial controller for other Intercontinental hotels located throughout the world. Mr. Schwartz is a certified accountant. He is a graduate of Ecole Superieure de Commerce, and has a master’s degree in Hotel Management from Lycee Technique Hotelier Jean Drouant, Paris, France.

Uri Kellner, 79, has served as a director of many companies throughout his career. Since 2002, Mr. Kellner has been a member of the Board of Directors of Nir Let Ltd., an Israeli corporation. From 1996-2000, he was chairperson of the Board of Directors of Kal-Kor, Ltd., Ein Carmel, and from 1992 to 1997, he was chairperson of the Board for Company of the Development of Old Acco, both located in Israel. From 1990 to 1999, he served as a member of the Board of Directors of Kalat Ltd., Ofakim, Israel. Mr. Kellner received his Bachelor of Science in Commerce Law from London College, England. He is a member of the Fellow Institute of Chartered Accountants.

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

Audit Committee Financial Expert

HOMI’s board of directors has determined that HOMI has one financial expert serving on its audit committee: Jules M. Polak.

ITEM. 10	EXECUTIVE COMPENSATION

		Annual Compensation			Long-Term Compensation Awards
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs ($)	All Other Compensation ($)
Jacob Ronnel(1)
CEO, President	2004	$100,000					$13,491
	2005	$107,994		$4,750- interest
	2006	$96,000		3,276$ iinterest
Ariel Almog(2)
COO, Secretary	2004	$161,000
	2005	$153,979		$6,000- interest
	2006	$153,979		2,424$ interest
Sigal Grinboim
CFO	2004	$20,000
	2005	$48,000
	2006	$48,000
Avraham Bahry
Chairman	2004	$5,000
	2005(3)	$0
	2006(3)	$0

19

__________________
(1)
In 2004, Mr. Ronnel’s salary was paid as follows: HOMI Israel- $24,497; HOMI USA-$39,996; HOMI- $48,998. According to the employment agreement entered into by Jacob Ronnel and HOMI USA which commenced June 2002, Mr. Ronnel shall serve as Chief Executive Officer at $80,000 per year; however Mr. Ronnel is entitled to an annual performance-based bonus. HOMI USA may terminate this agreement upon 90 days written notice.

(2)	Mr. Almog’s entire salary was paid by HOMI USA.

(3)
According to HOMI’s agreement with Mr. Avraham Bahry, Mr. Bahry was entitled to remuneration for his services as chairman of HOMI. HOMI’s board of directors approved such remuneration of $75,000 per year commencing January 1, 2005; however, he has agreed to waive any payments until such time as HOMI achieves a net profit.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 31, 2007, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned (3)
Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	2,379,312	6.0%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,387,915	5.9%

Blackborn Financial Consulting (1999) LTD. (1) 25 HaMerad Street Tel Aviv, Israel	3,601,917	9.0%

Rodia Mihali (2) 21 Neher St Munich, Germany	2,380,562	6.0%

Sigal Grinboim 7 Barazani Street Ramat Aviv, Israel	0	0%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	3,566,838	8.9%

Jules Polak 4 Kiriati Street Ramat Gan, Israel	0	0%

Yoav Ronnen 2 Mivza Horev Street Modiin, Israel	21,593	0.06%
.
Philippe Schwartz 999 California Street San Francisco, CA 94108	0	0%

Uri Kellner 6 Herzel Rosenblum Street, Apt #6210, Tel Aviv, Israel 69379	0	0%

Jacob Faigenbaum Migdal Moshe Aviv 7 Jabotinsky Street, 19th Floor Ramat Gan, Israel	0	0%

All officers and directors as a group (8 people) (2)(3)	6,206,658	15.5%

______________
(1)	The beneficial owner of the securities held by Blackborn is Mr. Benzion Perko, 17 Alterman Street, Kfar-Saba, Israel.
(2)	Mr. Mihali resigned as director on June 24, 2005
(3)	Based on a total of 39,967,937 shares outstanding as of December 31, 2006.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2003, Jacob Ronnel and Ariel Almog lent HOMI $150,000 under notes payable bearing interest at a fixed rate of 4%. A portion of the loans were converted into shares of HOMI common stock in February 2006; Mr. Ronnel converted $76,849 and Mr. Almog converted $98,229. The conversion rate for both notes was $0.25 per share. During each of the years ended December 31, 2005 and 2006, HOMI incurred interest of approximately $12,000 and $5,790, respectively under these loans.

Daniel Golan, the minority shareholder of HOMI South Africa (Proprietary) Limited granted a loan to us that had a balance of approximately $297,000 and $171,000 as of December 31, 2005 and 2006, respectively. The loan is linked to the South African Rand with annual interest of 10.5%. The loan term is indefinite with no fixed terms of repayment.

In November 2004 Avraham Bahry and Rodia Mihali each lent HOMI $350,000. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently deferred), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of our assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of our common stock owned by Jacob Ronnel, Ariel Almog and Blackborn Financial Consulting (1999) Ltd. HOMI had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share. Mr. Mihali’s loan was repaid in 2005, while Mr. Bahry’s loan was converted into shares of HOMI common stock at $.25 per share in February 2006.

During the years ended December 31, 2005 and 2006, the Company incurred interest of $72,000 and $27,000 under these notes. At December 31, 2006, we owed our stockholders approximately $252,000.

During the year ended December 31, 2005, we engaged a shareholder to provide certain consulting service under an agreement that allowed us to remunerate the consultant in cash and/or shares of our common stock. The initial agreement provided that the number of shares to be issued would be 37,500 per quarter; however this number of shares was subsequently reduced by 20% to 30,000 shares for Q3 and Q4 of 2005. In the first quarter of 2006, we made the decision to satisfy the amount owed of $68,000 for such consulting services through the issuance of 135,000 shares of our restricted common stock.

During the years ended December 31, 2005 and 2006, we incurred various related party expenses for the following:

Description	2005	2006
Research and Development services		147,000
Rent and office services	$-	$-
Directors’ fees and liability insurance	45,000	53,000
Consulting fees	242,000	169,000

Totals	$287,000	$231,000

ITEM 13. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-B

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation(1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)

10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003(1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
14.0	Code of Ethics(8)
21.0	Subsidiaries(3)
31.1	Certification of Sigal Grinboim and Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
___________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the years ended December 31, 2005 and December 31, 2006 for professional services rendered by Kingery & Crouse, P.A (HOMI’s independent auditors for 2005 and part of 2006) for the audits and review of our financial statements and interim information, as well as certain services provided in connection with certain regulatory filings approximated $46,000 and $30,000, respectively.

The aggregate fees billed for the year ended December 31, 2006 for professional services rendered by Barzily & Company for the audit of the December 31, 2006 financial statements approximated $27,000.

All services provided by independent accountants were approved by the audit committee of HOMI. Kingery & Crouse, P.A. did not provide any non-audit services to the Company. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the company for the purpose of preparing or issuing an audit report or related work.

The Committee discusses the planning and staffing of the audit
Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor communications of various matters required to be discussed by various Statements on Auditing Standards, Sarbanes Oxley and other standards. The communications include a description of all relationships between the auditor and the Company, that may impact auditor objectivity and independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 16, 2007	By:	/s/ Jacob Ronnel .
Jacob Ronnel, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Jacob Ronnel .		/s/ Ariel Almog,
	Jacob Ronnel, President, Director		Ariel Almog, Secretary, Director
Dated:	April 16, 2007	Dated:	April 16, 2007

	/s/ Sigal Grinboim .		/s/ Avraham Bahry .
	Sigal Grinboim, Chief Financial Officer		Avraham Bahry, Director
Dated:	April 16, 2007	Dated:	April 16, 2007

	/s/ Jacob Faigenbaum		/s/
	Jacob Faigenbaum, Director		Jules Polak, Director
Dated:	April 16, 2007	Dated:	April 16, 2007

	/s/ Yoav Ronen .		/s/ Philippe Schwartz .
	Yoav Ronen, Director		Philippe Schwartz, Director
Dated:	April 16, 2007	Dated:	April 16, 2007

/s/ Uri Kellner .
Uri Kellner, Director
Dated:	April 16, 2007

