Form 10QSB
period 2007-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2007-05-21
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the three month period ended March 31, 2007

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

39,997,483 as of May 18, 2007

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
March 31, 2007

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2007 and December 31, 2006	2-3

Statements of Operations -
Three months ended March 31, 2007 and 2006	4

Statements of Cash Flows -
Three months ended March 31, 2007 and 2006	5

Notes to Financial Statements	6-11

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	2,775	609
Short-term bank deposits	23	18
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of March 31, 2007 and December 31, 2006)	526	539
Other	164	163
Inventories	212	243

Total current assets	3,700	1,572

LONG-TERM INVESTMENTS AND RESTRICTED CASH:
Investments in affiliated companies	7	1,713
Severance pay fund	23	23

	30	1,736

PROPERTY AND EQUIPMENT, NET:
Minibars	4,215	4,236
Other property and equipment	76	91

	4,291	4,327

OTHER ASSETS:
Contract rights, net	29	37
Deferred expenses, net	75	66

	104	103

TOTAL	8,125	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	March 31,	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long - term loans from banks and others	330	332
Trade payables	211	252
Other accounts payable and accrued expenses	365	469

Total current liabilities	906	1,053

LONG-TERM LIABILITIES:

Long-term loans from banks and others	1,037	1,116
Convertible notes	264	118
Accrued severance pay	32	31
Deferred taxes	33	10

Total liabilities	1,366	1,275

MINORITY INTEREST	(13)	459

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value, 5,000,000 shares authorized; zero shares issues and outstanding	-	-
Common stock, $.001 par value; 105,000,000 shares authorized; 39,977,937 and 39,967,937 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	7,589	7,585
Common stock subscribed	367	-
Accumulated other comprehensive income	65	52
Accumulated deficit	(2,195)	(2,726)

Total shareholders’ equity	5,866	4,951

TOTAL	8,125	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Revenues	799	647

Costs of revenues:

Depreciation	(149)	(128)

Other	(376)	(264)

Gross profit	274	255

Operating expenses:

Selling and marketing	(74)	(47)

Research and development	(45)	-

General and administrative	(322)	(222)

Operating loss	(167)	(14)

Other income (expense):

Interest and foreign currency translation expenses, net	(27)	(40)

Other income, net (see Notes 1 and 5)	739	22

Income (Loss) before taxes on income	545	(32)

Provision for income taxes	(13)	(2)

Income (Loss) before equity in earnings of affiliated company and minority interests in losses of subsidiaries, net	532	(34)

Equity in earnings of an affiliated company	1	1

Minority interests in net losses (income) of subsidiaries, net	(2)	8

Net Income (loss)	531	(25)

Basic and diluted net profit (loss) per share	0.013	(0.001)

Weighted average number of shares used in computing basic and diluted net profit( loss) per share	39,974,604	33,795,129

The accompanying notes are an integral part of the consolidated financial statements.

      HOTEL OUTSOURCE MANAGEMENT
      INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

For the Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	531	(25)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment	(275)	-
Depreciation and amortization	158	132
Increase in accrued severance pay, net	1	2
Accrued interest and linkage difference on loans, net	2	14
Interest and linkage differences in regard to shareholders	5	-
Equity in earnings of an affiliated company	(1)	(1)
Minority interest in results of subsidiaries, net	2	(8)
Provision (benefit) for deferred income taxes	23	(4)
Other income	(474)	-
Changes in assets and liabilities:
Decrease (increase) in inventories	31	(6)
Decrease in trade receivables	14	95
Decrease (increase) in other accounts receivable	(1)	9
Decrease in trade payables, other accounts payable and accrued expenses	(140)	(54)
Net cash provided by (used in) operating activities	(124)	154

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares	2,353	-
Purchases of property and equipment	(119)	(393)
Short-term bank deposits, net	(5)	62
Net cash provided by (used in) investing activities	2,229	(331)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of shares, net	-	914
Proceeds from long-term loans from banks and others, net of deferred expenses	134	-
Repayment of long-term loans from banks and others	(69)	(74)
Repayment of long-term loans from shareholders	(5)	(94)
Net cash provided by financing activities	60	746

Effect of exchange rate changes on cash and cash equivalents	1	(2)

Change in cash and cash equivalents	2,166	567
Cash and cash equivalents at the beginning of the period	609	543
Cash and cash equivalents at the end of the period	2,775	1,110
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:
Cash paid during the period for interest	30	18
Cash paid during the period for income taxes	-	-
Conversion of liabilities to shareholders’ equity	-	565
Investment in share of an affiliate in exchange for shares issued by the Company	371	-

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

The consolidated financial statements include the accounts of HOMI and the following subsidiaries (collectively, the “Company”):

Subsidiary Name	Area	Ownership Percentage	Number of Minibars
HOMI Israel Ltd.	Israel	100%	1,787
HOMI USA *	U.S.A	100%	2,515
HOMI Europe SARL	ROW	100%	2,334
HOMI South Africa (Proprietary) Limited	South Africa	60%	868

* Previous name - Hotel Outsource Services, Inc. (HOS)

HOMI Europe SARL owns subsidiaries in Australia (which was dormant during the quarter ended March 31, 2006), Luxembourg, Malta, Italy and Germany and the United Kingdom. The operations of the United Kingdom commenced in August 2006 and had ceased as of January 31, 2007.

Substantially all of the minority interest in the accompanying 2006 consolidated balance sheet arose from a 30% investment by Bartech Systems International, Inc. (“Bartech” or “BSI”) in HOMI USA, Inc., (“HOMI USA””) formerly known as Hotel Outsource Services, Inc. In July 2006, Hila International, Inc., a wholly owned subsidiary of the Company, filed a Demand for Arbitration and Statement of Claim with the American Arbitration Association. The claim was based on Hila's allegation that Bartech breached the Stockholders Agreement between Hila and Bartech dated October 2001.

On February 13, 2007, HOMI together with several HOMI subsidiaries (collectively, the "HOMI Companies"), entered into a series of agreement with Bartech and one of its subsidiaries pursuant to which all outstanding disputes between the companies were resolved and settled. In addition to mutual waivers and releases, the key elements of the settlement were as follows:

▪
Bartech sold to Hila all its rights and shares in HOMI USA as a result, HOMI USA became a wholly owned subsidiary of HOMI, and the previously existing stockholders agreement for HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of Bartech’s shares and rights in HOMI USA was 1 dollar, which resulted in a gain of approximately $470 during the quarter ended March 31, 2007.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in Thousands

▪	Hila and Bartech have given notice of discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

▪
Bartech has granted the HOMI Companies preferred customer terms on any future purchases that HOMI Companies may make from Bartech for a minimum and revolving term. Aside from these preferred terms, all non-competition restrictions, exclusivity provisions and all prior agreements between HOMI Companies and Bartech have been terminated and voided, with no remaining provisions.

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

Basis of Presentation
The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our Form 10-KSB filed April 16, 2007.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in Thousands

Financial statements in US dollars

The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the
Company has determined the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations.

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

R&D expenses

Research and development expenses are charged to the statement of operations upon inception.
Costs and acquisitions related to pre-production, tooling, forms, etc. are charged to fixed assets.

Stock based compensation

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in Thousands

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which was effective for the reporting period beginning on January 1, 2006. The Statement requires the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not have any employee share based arrangements, the adoption of this Statement did not effect the Company’s consolidated financial statements, nor was any stock based compensation required to be recorded during the quarter ended March 31, 2007.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in Thousands

Basic and diluted net profit (loss) per share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). There were no dilutive common equivalent shares outstanding at anytime during the three months ended March 31, 2005 and 2006; accordingly basic and diluted net loss per share are identical for both of such periods.

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2007, the Company issued the following shares of its common stock (in 000's except for share data):

March 31, 2007 Equity Issuances	Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation

Issuance of stock	10,000	$4	$-

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2006 and 2007, the Company incurred various related party expenses for the following:

Description	2007	2006

Directors’ fees and liability insurance	29	9
Consulting and management fees	147	81

Totals	176	90

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in Thousands

NOTE 5:-	OTHER SIGNIFICANT CURRENT PERIOD EVENTS

On February 13, 2007, HOMI sold all of the 4,078,072 shares of common stock and 200,000 shares of preferred stock which it held in Bartech Systems International, Inc. to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $2,352,940, which was paid to HOMI by Eurogest. The sale of HOMI's shares in Bartech resulted in a cash flow infusion of approximately $2.35 million for HOMI, and a profit of approximately $270.

See Note 1 regarding agreements between the Company and Bartech.

NOTE 6: SUBSEQUENT EVENTS

Subsequent to March 31, 2007, stockholders signed a notice of conversion to convert stockholders' loans in the amount of approximately $76,000 to common shares of the Company, at the rate of $ 0.50 per share, in accordance with a decision of the Company's board of directors.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2007 and our results of operations for the three months ended March 31, 2006 and 2007. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2006 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

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

Our revenues are primarily derived from the purchase and operation of these mini-bars through our outsource operation program, and by operating “installed base” mini-bars; a program in which mini-bars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the mini-bars. As of March 31, 2007, HOMI operated approximately 7,500 Bartech mini-bars in 19 hotels.

Expenses incurred in our outsource operations result primarily from the following:

(1) Depreciation expense arising from the purchase of the Bartech computerized mini-bars. We depreciate our mini-bars over a period of 10 years.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006.

REVENUES

For the three month periods ended March 31, 2007 and 2006, HOMI had revenues of $799,000 and $647,000, respectively, an increase of $152,000 or 23%. These revenues arise primarily from the sale of products in the mini-bars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our mini-bars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's commencement of outsource operations in several new hotels in Europe and Australia.

As we increase the number of hotels in which we operate, our operations become increasingly diversified. For the three months ended March 31, 2007, our three largest customers accounted for approximately 30.4% of our total revenues, whereas during the same period of 2006, our three largest customers collectively comprised 33.7% of our total revenues.

COSTS OF REVENUES AND DEPRECIATION

Cost of Revenues, before consideration of depreciation expense, for the quarters ended March 31, 2006 and 2007 were $264,000 and $376,000, respectively, an increase of $112,000 or 42% which is consistent mainly with the change in revenues discussed above. Depreciation expense for the quarters ended March 31, 2006 and 2007 approximated $128,000 and $149,000, respectively, an increase of $21,000, or 16% as a result of increased property and equipment balances resulting from additional hotels we had under contract at March 31, 2007 compared to March 31, 2006. However, as a percentage of revenues, depreciation expense remained relatively constant.

GROSS PROFIT

Gross profit increased from $255,000 for the quarter ended March 31, 2006 to $274,000, for the quarter ended March 31, 2007. Gross profit margins decreased from 39.41% to 34.3%.

OPERATING EXPENSES

Operating expenses were $269,000 and $441,000 during the quarters ended March 31, 2006 and 2007, respectively. This increase is a result of research and development expenses incurred in the development of the HOMI 336, as well as an increase in general and administrative expenses, most particularly, consulting and legal fees. As a percentage of revenues, operating expenses were 41% and 55%, respectively, which increase is a result of certain general and administrative expenses being fixed in nature and therefore they do not fluctuate in direct proportion to any change in revenues and an increase of 47.2% in the general and administrative expenses.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarters ended March 31, 2006 and 2007, we incurred interest and foreign currency translation expenses of approximately $40,000 and $27,000, respectively. These amounts include interest of approximately $28,000 and $39,000, respectively, a change of $11,000, or 39.3%. The remaining amounts are due primarily to currency exchange differences which resulted from the evaluation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2007 of $2,195,000.  During the three months ended March 31, 2007, we had net income of $531,000. This net income amount may be attributed primarily to approximately $149,000 of depreciation and amortization expense, and other income of $739,000 derived from selling the shares we held in Bartech shares, as well as from the purchase by Hila International, Inc., a wholly owned subsidiary of HOMI, of all of Bartech’s shares and rights in HOMI USA, Inc., (formerly known as Hotel Outsource Services, Inc.) for $1.00. However, during the first quarter of 2006, an amount of $154,000 was provided by operations, while in the first quarter of 2007, an amount of $124,000 was used in operating activities.

During the three months ended March 31, 2006 and 2007, respectively, we used cash of approximately $331,000 and provided $2,229,000 from investing activities. This cash was provided primarily from the sale of shares in Bartech.

Our financing activities resulted in cash of approximately $746,000 and $60,000 during the respective three month periods ended March 31, 2006 and 2007. During the three months ended March 31, 2007, this cash was generated primarily as a result of the issuance of $145,000 in convertible notes. On March 31, 2007, we had long term liabilities of approximately $1,366,000, which included loans from banks, shareholders, Solog Mifalei Srigah Ltd and convertible notes. The total amount of shareholders loans as of March 31, 2007 was $245,000, of which $168,000 were long-term and $77,000 were short-term. Subsequent to March 31, 2007, shareholders signed an agreement to convert loans amounting to approximately $ 76,000 into share capital.

On April 30, 2007, we had cash and cash equivalents of approximately $550,000, and other short-term bank deposits of approximately $1,950,000, and because our results of operations continue to improve, we believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI’s internal controls during HOMI’s fiscal quarter ended March 31, 2007, HOMI’s Principal Executive and Financial Officers have determined that there are no changes to HOMI’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, HOMI’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2007, Hila International, Inc., a subsidiary of HOMI (“Hila”), gave notice of discontinuance, with prejudice of an arbitration proceeding which had been pending before the American Arbitration Association since July 2006 between Hila and Bartech regarding an alleged breach of contract. The relief sought was $500,000.

On February 13, 2007, HOMI together with several HOMI subsidiaries (collectively, the “HOMI Companies”), entered into a series of agreements with Bartech and a subsidiary of Bartech (collectively “Bartech Companies”), pursuant to which the HOMI Companies and the Bartech Companies settled and resolved all outstanding disputes between them.

In addition to mutual waivers and releases, the key elements of the settlement were as follows: Bartech sold to Hila International corp. (“Hila”), one of the HOMI Companies, all the shares and rights of Bartech in HOMI USA, Inc. (formerly known as Hotel Outsource Services, Inc. (“HOS”)), a HOMI Company that was previously owned jointly by Bartech (30%) and Hila (70%). As a result, HOMI USA is now a wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOMI USA was terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of Bartech’s shares and rights in HOMI USA was the nominal sum of $1.00.

Bartech granted the HOMI Companies preferred customer terms on any future purchases that HOMI Companies may make from Bartech Companies, for a minimum and revolving term. Aside from these preferred terms, all non-competition restrictions, exclusivity provisions and all prior agreements between HOMI Companies and Bartech Companies were terminated and voided, with no remaining provisions.

Purchase by Hila of the 30% of HOMI USA that was previously held by Bartech as mentioned above, resulted in an estimated profit of approximately $470,000.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2007, we issued 10,000 shares of our common stock for cash consideration of $4,000. The shares were issued in transactions exempt from registration either under section 4(2) or under Regulation S to non-U.S. persons as promulgated under the Securities Act of 1933. No commissions were paid.

During the three months ended March 31, 2007, we issued $145,000 of convertible notes. These notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion rate ranging between $0.50 and $0.80 per share, depending on the dates of conversion. Interest on the note is due and payable on a quarterly basis commencing March 2007. The principal will be repaid in eight equal quarterly installments

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2007, HOMI held its annual shareholder meeting. At the meeting, the following directors were elected for one-year terms:

Avraham Bahry
Jacob Ronnel
Ariel Almog
Yoav Ronen
Philippe Schwartz
Uri Kellner
Jacob Faigenbaum
Jules M Polak

Shareholders also vote to appoint Kingery & Crouse, P.A. as auditor of HOMI for the year ended December 31, 2006.

A total of 22,033,652 shares were represented. The election of Kingery & Crouse, P.A. as independent auditor, and the election of all the director-nominees was unanimous. Kingery & Crouse, P.A. subsequently resigned as HOMI’s independent auditors

Item 5. OTHER INFORMATION

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

32
Certification of HOMI’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

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