Form 10QSB
period 2007-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2007-08-17
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended June 30, 2007

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

40,150,879 August 6, 2007

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
June 30, 2007

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2007 and December 31, 2006	3-4

Statements of Operations -
Three months and Six months ended June 30, 2007 and 2006	5

Statements of Cash Flows -
Six months ended June 30, 2007 and 2006	6

Notes to the Financial Statements	7-13

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	14

Item 3 - CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION	18

Item 1 - LEGAL PROCEDURES	18

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

Item 3 - DEFAULTS UPON SENIOR SECURITIES	18

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

Item 5 - OTHER INFORMATION	18

Item 6 - EXHIBITS	19

SIGNATURES	20

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	2,877	609
Short-term bank deposits	65	18
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of June 30, 2007 and December 31, 2006)	621	539
Other	140	163
Inventories	221	243

Total current assets	3,924	1,572

LONG-TERM INVESTMENTS AND RESTRICTED CASH:
Investments in affiliated companies	6	1,713
Severance pay fund	24	23

	30	1,736

PROPERTY AND EQUIPMENT, NET:
Minibars	4,214	4,236
Other property and equipment	74	91

	4,288	4,327

OTHER ASSETS:
Contract rights, net	28	37
Deferred expenses, net	99	66

	127	103

TOTAL	8,369	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	June 30,	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long - term loans from banks and others	216	332
Trade payables	314	252
Other accounts payable and accrued expenses	368	469

Total current liabilities	898	1,053

LONG-TERM LIABILITIES:

Long-term loans from banks and others	1,008	1,116
Convertible notes	494	118
Accrued severance pay	34	31
Deferred taxes	48	10

Total liabilities	1,584	1,275

MINORITY INTEREST	(12)	459

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value, 5,000,000 shares authorized; zero shares issues and outstanding	-	-
Common stock, $.001 par value; 105,000,000 shares authorized; 40,150,879 and 39,967,937 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	8,033	7,585
Accumulated other comprehensive income	78	52
Accumulated deficit	(2,252)	(2,726)

Total shareholders’ equity	5,899	4,951

TOTAL	8,369	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	984	793	1,783	1,440

Costs of revenues:

Depreciation	(153)	(137)	(302)	(265)

Other	(439)	(334)	(815)	(598)

Gross profit	392	322	666	577

Operating expenses:

Selling and marketing	(74)	(74)	(148)	(121)

Research and development	(43)	(20)	(88)	(20)

General and administrative	(332)	(259)	(654)	(481)

Operating loss	(57)	(31)	(224)	(45)

Other income (expense):

Interest and foreign currency translation income (expenses), net	19	(99)	(8)	(139)

Other income, net (see Notes 1 and 5)	-	1	739	20

Income (Loss) before taxes on income	(38)	(129)	507	(164)

Provision for income taxes	(18)	(5)	(31)	(4)

Income (Loss) before equity in earnings of affiliated company and minority interests in loss of subsidiaries, net	(56)	(134)	476	(168)

Equity in earnings of an affiliated company	(1)	-	-	1

Minority interests in net loss (income) of subsidiaries, net	-	11	(2)	19

Net Income (loss)	(57)	(123)	474	(148)

Basic and diluted net profit (loss) per share	(0.001)	(0.004)	0.012	(0.004)
Weighted average number of shares used in computing basic and diluted net profit( loss) per share	40,019,942	38,961,478	39,995,162	36,387,667

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands	For the Six Months Ended June 30,
	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	474	(148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of investment	(275)	-
Depreciation and amortization	318	278
Accrued interest and linkage difference on loans, net	1	-
Interest and linkage differences in regard to shareholders	7	20
Equity in earnings of an affiliated company	-	(1)
Minority interest in results of subsidiaries, net	2	(18)
Provision (benefit) for deferred income taxes	38	(1)
Other income	(473)	-
Changes in assets and liabilities:
Decrease (increase) in inventories	23	(39)
Increase in accrued severance pay	2	5
Increase in trade receivables	(77)	(100)
Decrease in other accounts receivable	39	42
Increase in related party receivables	(16)	(18)
Increase (Decrease) in trade payables, other accounts payable and accrued expenses	(42)	138
Net cash provided by (used in) operating activities	21	158

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares	2,353	-
Cash used to purchase common stock of BSI	-	(120)
Purchases of property and equipment	(212)	(727)
Short-term bank deposits, net	(47)	82
Net cash provided by (used in) investing activities	2,094	(765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net	-	931
Proceeds from long-term loans from banks and others, net of deferred expenses	336	-
Repayment of long-term loans from banks and others	(145)	(140)
Repayment of long-term loans from shareholders	(5)	(234)
Net cash provided by financing activities	186	557

Effect of exchange rate changes on cash and cash equivalents	(33)	20
Change in cash and cash equivalents	2,268	(30)
Cash and cash equivalents at the beginning of the period	609	543
Cash and cash equivalents at the end of the period	2,877	513
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:
Cash paid during the period for interest	55	71
Acquisition of property and equipment on short-term credit	-	24
Conversion of liabilities to shareholders’ equity	-	569
Conversion of accounts payable into share capital	77	67
Investment in share of an affiliate in exchange for shares issued by the Company	371	1,101
Payables in regard to investment in an affiliate	-	100

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International, Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa, Australia and the United States.

The consolidated financial statements include the accounts of HOMI and the following subsidiaries (collectively, the “Company”):

Subsidiary Name	Area	Ownership Percentage	Number of Minibars
HOMI Israel Ltd.	Israel	100%	1,739
HOMI USA, INC. *	U.S.A	100%	2,610
HOMI Europe SARL	ROW	100%	2,580
HOMI South Africa (Proprietary) Limited	South Africa	60%	858

* Previous name - Hotel Outsource Services, Inc. (HOS)

HOMI Europe SARL owns subsidiaries in Australia, Luxembourg, Malta, Italy, Germany and in the United Kingdom. The operations of the United Kingdom commenced in August 2006 and had ceased as of January 31, 2007.

Substantially all of the minority interest in the accompanying 2006 consolidated balance sheet arose from a 30% investment by Bartech Systems International, Inc. (“Bartech”) in HOMI USA, Inc. (“HOMI USA”). In July 2006, Hila International, Inc., a wholly owned subsidiary of the Company, filed a Demand for Arbitration and Statement of Claim with the American Arbitration Association. The claim was based, inter alia, on Hila's allegation that Bartech breached the Stockholders Agreement between Hila and Bartech dated October 2001.

On February 13, 2007, HOMI together with several HOMI subsidiaries (collectively, the "HOMI Companies"), entered into a series of agreements with Bartech and one of its subsidiaries pursuant to which all outstanding disputes between the companies were resolved and settled. In addition to mutual waivers and releases, the key elements of the settlement were as follows:

▪
Bartech sold to Hila all its rights and shares in HOMI USA and as a result, HOMI USA is now a directly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement for HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of Bartech’s shares and rights in HOMI USA was 1 dollar, which resulted in a gain of approximately $ 470 during the six months ended June 30, 2007.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

▪	Hila and Bartech gave notice of discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

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

Basis of Presentation
The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our Form 10-KSB filed April 16, 2007.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which was effective for the reporting period beginning on January 1, 2006. The Statement requires the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not have any employee share based arrangements, the adoption of this Statement did not effect the Company’s consolidated financial statements, nor was any stock based compensation required to be recorded during the six months ended June 30, 2007.

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
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

Basic and diluted net profit (loss) per share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). There were no dilutive common equivalent shares outstanding at anytime during the six months ended June 30, 2006 and 2007; accordingly basic and diluted net loss per share are identical for both of such periods.

SFAS 159- The fair value option for financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate.

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Withdrawable on demand deposit liabilities of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a non-contingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Non-financial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on the Company’s consolidated financial position or results of operations.

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Company issued the following shares of its common stock (in 000's except for share data):

June 30, 2007 Equity Issuances	Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation

Issuance of stock	182,942	$ 448	$-

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

The Company incurred various related party expenses for the following:

	For the Six Months Ended June 30,
Description	2007	2006

Directors’ fees and liability insurance	44	32
Consulting and management fees	309	168

Totals	353	200

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 5:-	OTHER SIGNIFICANT CURRENT PERIOD EVENTS

•
On February 13, 2007, HOMI sold all of the 4,078,072 shares of common stock and 200,000 shares of preferred stock which it held in Bartech to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $ 2,352,940, which was paid to HOMI by Eurogest. The sale of HOMI's shares in Bartech resulted in a cash flow infusion of approximately $ 2.35 million for HOMI, and a profit of approximately $ 270.

See Note 1 regarding agreements between the Company and Bartech.

•
During the second quarter of 2007, stockholders signed a notice of conversion to convert stockholders' loans in the amount of approximately $ 77 to common shares of the Company, at the rate of $ 0.50 per share, in accordance with a decision of the Company's board of directors.

NOTE 6: SUBSEQUENT EVENTS

On August 2, 2007, HOMI filed a registration statement on Form SB-2 to register 922,812 shares held by a selling shareholder.

-------------------------

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2007 and our results of operations for the six months ended June 30, 2006 and 2007. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2006 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

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

We have contractual obligations to hotels in regard to operating minibars in hotel rooms, most of which minibars we own. Several hotels have a contractual purchase option granted which allows them to purchase and operate the minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.
Our revenues are primarily derived from the purchase and operation of these minibars through our outsource operation program, and by operating “installed base” minibars; a program in which minibars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the minibars. As of June 30, 2007, HOMI operated approximately 7,600 minibars in 19 hotels.

Expenses incurred in our outsource operations result primarily from the following:

(1) Depreciation expense arising from the purchase of the computerized minibars. We depreciate our minibars over a period of 10 years.

(2) Other cost of revenues arising from the purchase of the products to be placed in the minibars. We purchase these products from various vendors. Sometimes the hotel will purchase the alcoholic beverages to be placed in the minibars and we reimburse the hotel for such purchases;

(3) Employee compensation and benefits arising from labor costs of the minibar attendants, as well as management, administration and marketing;

(4) Interest and other financing expenses arising from indebtedness and foreign currency translation adjustments.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006.

REVENUES

For the three month periods ended June 30, 2007 and 2006, HOMI had revenues of $984,000 and $793,000, respectively, an increase of $191,000 or 24.1%. These revenues arose primarily from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's outsource operations in several new hotels in Europe and Australia.

COSTS OF REVENUES AND DEPRECIATION

Cost of Revenues, before consideration of depreciation expense, for the quarters ended June 30, 2006 and 2007 were $334,000 and $439,000, respectively, an increase of $105,000 or 31.4%. Depreciation expense for the quarters ended June 30, 2006 and 2007 approximated $137,000 and $153,000, respectively, an increase of $16,000, or 11.7% as a result of increased property and equipment balances resulting from additional hotels we had under contract at June 30, 2007 compared to June 30, 2006. However, as a percentage of revenues, depreciation expense remained relatively constant.

GROSS PROFIT

Gross profit increased from $322,000 for the quarter ended June 30, 2006 to $392,000, for the quarter ended June 30, 2007. Gross profit margins decreased from 40.6% to 39.8%.

OPERATING EXPENSES

Operating expenses were $353,000 and $449,000 during the quarters ended June 30, 2006 and 2007, respectively. This increase is a result of research and development expenses incurred in the development of the HOMI 336, as well as an increase in general and administrative expenses, most particularly, consulting and legal fees. As a percentage of revenues, operating expenses were 44.5% and 45.6%, respectively, which is a result of certain general and administrative expenses being fixed in nature, which, as a result, do not fluctuate in direct proportion to any change in revenues and an increase of 28.2% in the general and administrative expenses.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarter ended June 30, 2006 we incurred interest and foreign currency translation expenses of approximately $99,000 including interest expense of approximately $38,000. For the quarter ended June 30, 2007, we incurred interest and foreign currency translation income of approximately $19,000 including interest income of approximately $6,000. The remaining amounts are due primarily to currency exchange differences which resulted from the valuation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006.

REVENUES

For the six month periods ended June 30, 2007 and 2006, HOMI had revenues of $1,783,000 and $1,440,000, respectively, an increase of $343,000 or 23.8%. These revenues arise primarily from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's outsource operations in several new hotels in Europe and Australia.

COSTS OF REVENUES AND DEPRECIATION

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2006 and 2007, were $598,000 and $815,000, respectively, an increase of $217,000 or 36.3% which is consistent with the increase in revenues discussed above. Depreciation expense for the six months ended June 30, 2006 and 2007 approximated $265,000 and $302,000, respectively, an increase of $37,000, or 14.0% as a result of increased property and equipment balances resulting from additional hotels we had under contract at June 30, 2007 compared to June 30, 2006. However, as a percentage of revenues, depreciation expense remained relatively constant.

GROSS PROFIT

Gross profit increased from $577,000 for the six months ended June 30, 2006 to $666,000 for the six months ended June 30, 2007. Gross profit margins decreased from 40.1% to 37.4%.

OPERATING EXPENSES

Operating expenses were $622,000 and $890,000 during the six months ended June 30, 2006 and 2007, respectively. This increase is a result of research and development expenses incurred in the development of the HOMI 336, as well as an increase in general and administrative expenses, most particularly, consulting and legal fees. As a percentage of revenues, operating expenses were 43.2% and 49.9%, respectively, which increase is a result of certain general and administrative expenses being fixed in nature and therefore not fluctuating in direct proportion to any change in revenues and an increase of 36.0% in the general and administrative expenses.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the six months ended June 30, 2006 and 2007, we incurred interest and foreign currency translation expenses of approximately $139,000 and $8,000, respectively. These amounts include interest expense of approximately $71,000 and $33,000, respectively, a decrease of $38,000, or 53.5%. The remaining amounts are due primarily to currency exchange differences which resulted from the valuation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit as at June 30, 2007 of $2,252,000.  During the three months ended June 30, 2007, we had a net loss of $57,000 which primarily results from research and development expenses.

During the six months ended June 30, 2007, we had net income of approximately $474,000. Operating activities provided net cash of $21,000 and investing activities provided $2,094,000, primarily from the sale of shares in Bartech.

Our financing activities resulted in cash of approximately $557,000 and $186,000 during the respective six month periods ended June 30, 2006 and 2007. During the six months ended June 30, 2007, this cash was generated primarily as a result of the sale of our shares of BSI.

On June 30, 2007, we had long term liabilities of approximately $1,584,000, which included loans from banks, shareholders, Solog Mifalei Srigah Ltd and convertible notes. The total amount of shareholders loans as of June 30, 2007 was $176,000, of which $0 were short-term. In the second quarter of 2007, shareholders converted loans amounting to approximately $77,000 into share capital.

On June 30, 2007, we had cash and cash equivalents of approximately $2,877,000, and other short-term bank deposits of approximately $65,000, and because our results of operations continue to improve, we believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI’s internal controls during HOMI’s fiscal quarter ended June 30, 2007, HOMI’s Principal Executive and Financial Officers have determined that there are no changes to HOMI’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, HOMI’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS.

Two shareholders converted a total of $77,000 in loans to the Company at a rate of $0.50 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC

Dated: August 15, 2007	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	President and Chief Executive Officer