Form 10QSB
period 2007-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2007-11-19
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2007

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
7
(1) Yes ☒ No ☐  (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

41,073,691 September 30, 2007

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
FORM 10-QSB
September 30, 2007

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheets -
September 30, 2007 and December 31, 2006	1-2

Statements of Operations -
Three months and Nine months ended September 30, 2007 and 2006	3

Statements of Cash Flows -
Nine months ended September 30, 2007 and 2006	4

Notes to the Financial Statements	5-11

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	12-16

Item 3 - CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION	17

Item 1 - LEGAL PROCEDURES	17

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

Item 3 - DEFAULTS UPON SENIOR SECURITIES	17

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

Item 5 - OTHER INFORMATION	17

Item 6 - EXHIBITS	17-18

SIGNATURES	19

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	2,762	609
Short-term bank deposits	18	18
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of September 30, 2007 and December 31, 2006)	683	539
Other	155	163
Inventories	237	243

Total current assets	3,855	1,572

LONG-TERM INVESTMENTS:
Investments in affiliated companies	6	1,713
Severance pay fund	29	23

	35	1,736

PROPERTY AND EQUIPMENT, NET:
Minibars	4,413	4,236
Other property and equipment	76	91

	4,489	4,327

OTHER ASSETS:
Deferred expenses, net	92	66
Contract rights, net	28	37
Patent rights, net	28	-

	148	103

TOTAL	8,527	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current maturities of long - term loans from banks and others	122	332
Trade payables	324	252
Other accounts payable and accrued expenses	548	469

Total current liabilities	994	1,053

LONG-TERM LIABILITIES:

Long-term loans from banks and others	998	1,116
Convertible notes	494	118
Accrued severance pay	41	31
Deferred taxes	66	10

Total liabilities	1,599	1,275

MINORITY INTEREST	(13)	459

SHAREHOLDERS' EQUITY:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized; zero shares issues and outstanding	-	-
Common stock, $0.001 par value; 105,000,000 shares authorized; 41,073,691 and 39,967,937 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	41	40
Additional paid-in capital	8,033	7,585
Accumulated other comprehensive income	145	52
Accumulated deficit	(2,272)	(2,726)

Total shareholders’ equity	5,947	4,951

TOTAL	8,527	7,738

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	960	899	2,743	2,339
Costs of revenues:
Depreciation	(149)	(148)	(451)	(413)

Other	(395)	(366)	(1,210)	(964)

Gross profit	416	385	1,082	962

Operating expenses:

Selling and marketing	(78)	(57)	(226)	(178)

Research and development	(22)	(100)	(110)	(120)

General and administrative	(352)	(249)	(1,006)	(730)

Operating loss	(36)	(21)	(260)	(66)

Other income (expenses):

Interest and foreign currency translation income (expenses), net	36	(51)	28	(190)

Other income (expenses), net (Notes 1 and 5)	3	(1)	742	22

Income (Loss) before taxes on income	3	(73)	510	(234)

Provision for income taxes	(23)	(18)	(54)	(25)

Income (Loss) before equity in earnings of affiliated company and minority interests in loss of subsidiaries, net	(20)	(91)	456	(259)

Equity in earnings of an affiliated company	-	-	-	1

Minority interests in net loss (income) of subsidiaries, net	-	1	(2)	20

Net Income (loss)	(20)	(90)	454	(238)

Basic and diluted net profit (loss) per share	(0.0005)	(0.002)	0.011	(0.006)
Weighted average number of shares used in computing basic and diluted net profit( loss) per share	40,325,188	39,650,213	40,105,171	37,475,182

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	454	(238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	(275)	-
Depreciation and amortization	483	430
Accrued interest and linkage difference on loans, net	1	1
Interest and linkage differences in regard to shareholders	13	27
Equity in earnings of an affiliated company	-	(1)
Minority interest in results of subsidiaries, net	2	(20)
Provision for deferred income taxes	54	11
Other income	(474)	-
Changes in assets and liabilities:
Decrease (increase) in inventories	12	(65)
Increase in accrued severance pay	4	7
Increase in trade receivables	(125)	(29)
Decrease in other accounts receivable	14	88
Increase (decrease) in trade payables, other accounts payable and accrued expenses	(44)	137
Net cash provided by operating activities	119	348

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares	2,353	-
Purchases of property and equipment	(315)	(715)
Purchases of other assets	(28)	-
Short-term bank deposits, net	-	78
Cash used to purchase common stock of BSI	-	(120)
Net cash provided by (used in) investing activities	2,010	(757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net	1	927
Proceeds from long-term convertible notes, net of deferred expenses	338	-
Repayment of long-term loans from banks and others	(259)	(207)
Repayment of long-term loans from shareholders	(5)	(250)
Net cash provided by financing activities	75	470

Effect of exchange rate changes on cash and cash equivalents	(51)	37
Increase in cash and cash equivalents	2,153	98
Cash and cash equivalents at the beginning of the period	609	543
Cash and cash equivalents at the end of the period	2,762	641
Supplemental Disclosure of Cash Flow Information and Non-Cash Transactions:
Cash paid during the period for income taxes
Cash paid during the period for interest	82	103
Conversion of shareholder loans to share capital	-	596
Acquisition of investments in affiliates through issue of HOMI common stock	371	1,465
Acquisition of property and equipment on short-term credit	172	83
Conversion of accounts payable into share capital	77	78
Payable in regard to investment in an affiliate	-	100

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hotel Outsource Management International, Inc. ("HOMI") was incorporated under the laws of Delaware on November 9, 2000. HOMI and its subsidiaries, as identified below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in Israel, Europe, South Africa, Australia and the United States, and in the development and manufacture of a new range of computerized minibars.

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

HOMI Europe SARL owns subsidiaries in Australia, Italy and Germany.

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

On February 13, 2007, HOMI together with several HOMI subsidiaries (collectively, the "HOMI Companies"), entered into a series of agreements with Bartech and one of its subsidiaries pursuant to which all outstanding disputes between the companies were resolved and settled. In addition to mutual waivers and releases, the key elements of the settlement were as follows:

•
Bartech sold to Hila all its rights and shares in HOMI USA and as a result, HOMI USA is now a directly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement for HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of Bartech’s shares and rights in HOMI USA was 1 dollar, which resulted in a gain of approximately $ 470 during the nine months ended September 30, 2007.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

•	Hila and Bartech gave notice of discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

•
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

Basis of Presentation

The accompanying financial statements are presented in accordance with Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our Form 10-KSB filed April 16, 2007.

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
INTERNATIONAL, INC. AND SUBSIDIARIES
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
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” which was effective for the reporting period beginning on January 1, 2006. The Statement requires the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not have any employee share based arrangements, the adoption of this Statement did not effect the Company’s consolidated financial statements, nor was any stock based compensation required to be recorded during the nine months ended September 30, 2007.

The Company accounts for stock-based compensation issued to non-employees and consultants that is presented in accordance with the provision of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

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
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

Basic and diluted net profit (loss) per share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). There were no dilutive common equivalent shares outstanding at anytime during the nine months ended September 30, 2006 and 2007; accordingly basic and diluted net loss per share are identical for both of such periods.

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

a.	An investment in a subsidiary that the entity is required to consolidate

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
INTERNATIONAL, INC. AND SUBSIDIARIES
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

NOTE 3:-	SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2007, the Company issued the following shares of its common stock (in 000's except for share data):

September 30, 2007 Equity Issuances	Number of shares	Increase in Common Stock and Additional Paid-In Capital	Stock Based Compensation
Issuance of stock	1,105,754	$449	$-

NOTE 4:-	OTHER RELATED PARTY TRANSACTIONS

The Company incurred various related party expenses for the following:

	For the Nine Months Ended September 30,
Description	2007	2006
Directors’ fees and liability insurance	55	41
Consulting and management fees	378	252

Totals	433	293

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-	OTHER SIGNIFICANT CURRENT PERIOD EVENTS

•
On February 13, 2007, HOMI sold all of the 4,078,072 shares of common stock and 200,000 shares of preferred stock which it held in Bartech to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $ 2,353 which was paid to HOMI by Eurogest. The sale of HOMI's shares in Bartech resulted in a cash flow infusion of approximately $ 2.35 million for HOMI and a profit of approximately $ 270.

See Note 1 regarding agreements between the Company and Bartech.

•
During the second quarter of 2007, stockholders signed a notice of conversion to convert stockholders' loans in the amount of approximately $ 77 to common shares of the Company, at the rate of $ 0.50 per share, in accordance with a decision of the Company's board of directors.

NOTE 6:-	SUBSEQUENT EVENTS

Subsequent to balance sheet date, a subsidiary of the Company entered into an agreement for acquisition of 50% additional rights in an affiliate, HOMI (Operation 99) Ltd., so that the Company would thereby acquire full control and ownership of the affiliate. Purchase price is in the amount of $ 16.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2007 and our results of operations for the nine months ended September 30, 2006 and 2007. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2006 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

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

We have contractual obligations to hotels with regard to operating minibars in hotel rooms, most of which minibars we own. Several hotels have a contractual purchase option granted which allows them to purchase and operate the minibars during the agreement period and receive a reduction in the purchase price relative to the term of the operating agreement that has already elapsed.
Our revenues are primarily derived from the operation of these minibars through our outsource operation program, and by operating “installed base” minibars - a program in which minibars owned by a hotel are managed by HOMI in exchange for a percentage of revenues from the minibars. As of September 30, 2007, HOMI operated approximately 7,800 minibars in 19 hotels.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES

For the three month periods ended September 30, 2007 and 2006, HOMI had revenues of $960,000 and $899,000, respectively, an increase of $61,000 or 6.8%. These revenues arose primarily from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's outsource operations in several new hotels in Europe and Australia.

COSTS OF REVENUES AND DEPRECIATION

Cost of Revenues, before consideration of depreciation expense, for the quarters ended September 30, 2006 and 2007 were $366,000 and $395,000, respectively, an increase of $29,000 or 7.9%. Depreciation expense for the quarters ended September 30, 2006 and 2007 remained relatively stable at $148,000 and $149,000, respectively. However, as a percentage of revenues, depreciation expense decreased from 16.4% to 15.5%.

GROSS PROFIT

Gross profit increased from $385,000 for the quarter ended September 30, 2006 to $416,000, for the quarter ended September 30, 2007. Gross profit margins increased slightly from 42.8% to 43.3%.

OPERATING EXPENSES

Operating expenses were $406,000 and $452,000 during the quarters ended September 30, 2006 and 2007, respectively. This results from an increase in selling and marketing as well as general and administrative expenses. As a percentage of revenues, operating expenses were 45.2% and 47.1%, respectively, which is a result of expenditures related to the HOMI 336.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the quarter ended September 30, 2006 we incurred interest and foreign currency translation expenses of approximately $51,000 including interest expense of approximately $46,000. For the quarter ended September 30, 2007, we incurred interest and foreign currency translation income of approximately $36,000 including interest expense of approximately $27,000. The remaining amounts are due primarily to currency exchange differences which resulted from the valuation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006.

REVENUES

For the nine month periods ended September 30, 2007 and 2006, HOMI had revenues of $2,743,000 and $2,339,000, respectively, an increase of $404,000 or 17.2%. These revenues arise primarily from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is the result of HOMI's outsource operations in several new hotels in Europe and Australia.

COSTS OF REVENUES AND DEPRECIATION

Cost of revenues, before consideration of depreciation expense, for the nine months ended September 30, 2006 and 2007, were $964,000 and $1,210,000, respectively, an increase of $246,000 or 25.5% which is consistent with the increase in revenues discussed above. Depreciation expense for the nine months ended September 30, 2006 and 2007 approximated $413,000 and $451,000, respectively, an increase of $38,000, or 9.2% as a result of increased property and equipment balances resulting from additional hotels we had under contract at September 30, 2007 compared to September 30, 2006. However, as a percentage of revenues, depreciation expense remained relatively constant.

GROSS PROFIT

Gross profit increased from $962,000 for the nine months ended September 30, 2006 to $1,082,000 for the nine months ended September 30, 2007. Gross profit margins decreased from 41.1% to 39.4%.

OPERATING EXPENSES

Operating expenses were $1,028,000 and $1,342,000 during the nine months ended September 30, 2006 and 2007, respectively. This increase is a result of research and development expenses incurred in the development of the HOMI 336, as well as an increase in selling and marketing and general and administrative expenses. As a percentage of revenues, operating expenses were 43.9% and 48.9%, respectively, which increase is a result of certain general and administrative expenses being fixed in nature and therefore not fluctuating in direct proportion to any change in revenues and an increase of 37.8% in the general and administrative expenses.

INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

For the nine months ended September 30, 2006, we incurred interest and foreign currency translation expenses of approximately $190,000; for the nine months ended September 30, 2007, we had interest and foreign currency translations income of $28,000. These amounts include interest expense of approximately $117,000 and $80,000, respectively, a decrease of $37,000, or 31.6%. The remaining amounts are due primarily to currency exchange differences which resulted from the valuation of the South African Rand in comparison to the US Dollar which affected last year’s operating results and the financing of the Solog agreement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit as at September 30, 2007 of $2,272,000.  During the three months months ended September 30, 2007, we had a net loss of $20,000, which primarily results from research and development expenses.

During the nine months ended September 30, 2007, we had net income of approximately $454,000. Operating activities provided net cash of $119,000 and investing activities provided $2,010,000, primarily from the sale of shares in Bartech.

Our financing activities resulted in cash of approximately $470,000 and $75,000 during the respective nine month periods ended September 30, 2006 and 2007.

On September 30, 2007, we had long term liabilities of approximately $1,599,000, which included loans from banks, shareholders, Solog Mifalei Srigah Ltd and convertible notes. The total amount of shareholder loans as of September 30, 2007 was $186,000. In the second quarter of 2007, shareholders converted loans amounting to approximately $77,000 into share capital.

On September 30, 2007, we had cash and cash equivalents of approximately $2,762,000, and other short-term bank deposits of approximately $18,000, and because our results of operations continue to improve, we believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of HOMI’s internal controls during HOMI’s fiscal quarter ended September 30, 2007, HOMI’s Principal Executive and Financial Officers have determined that there are no changes to HOMI’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, HOMI’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS.

During the nine months ended September 30, 2007, HOMI issued 1,105,754 shares of unregistered common stock for a total of $449,000, and two stockholders converted loans of approximately $77,000 at a rate of $.50 per share.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 15, 2007	By:	/s/ Jacob Ronnel
Name: Jacob Ronnel
Title: President and Chief Executive Officer