Form 10KSB
period 2007-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2008-03-31
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer's revenues for its most recent fiscal year $3,750,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

33,022,170 shares at $0.28 (1) = $9,246,208

(1) Average of bid and ask closing prices on March 20, 2008

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

41,122,078 common shares issued and outstanding as of March 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2007 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
PART I
Item 1	Business	4
	General	4
	Our Growth Strategy	4
	Operations	5
	Competition	6
	Customers and Markets	7
	Government Regulations	8
	Intellectual Property	8
	Employees	8
	Corporate Structure	8
	Risk Factors	8
Item 2	Description of Property	9
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Small Business Issuer Purchases of Equity Securities	10
Item 6	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10
	Forward-Looking Statements	10
	Critical Accounting Policies	11
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful
	Accounts	11
	Long-Lived Assets	11
	Overview	12
	Cost and Expenses	12
	Results of Operations	13
	Liquidity and Capital Resources	14
	Subsequent Events	15
	Off-Balance Sheet Arrangements	15
	Inflation	15
	International Tax Implications	15
Item 7	Financial Statements	17
	Report of Independent Registered Public Accounting Firm	FS 2
	Consolidated Balance Sheets	FS 3
	Consolidated Statements of Operations	FS 5
	Consolidated Statements of shareholders’ Equity	FS 6
	Consolidated Statements of Cash Flows	FS 7
	Notes to Consolidated Financial Statements	FS 9
Item 8	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure	47
Item 8A	Controls and Procedures	47
Item 8B	Other Information	48

FORM 10-KSB

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1.                      DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc.  is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product to be designed and manufactured by the Company.

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which market, and operate computerized minibars in hotels located in the United States, Europe, Australia, Israel and South Africa. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as "we", "us", "our" or" HOMI" . HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus primarily on operating, servicing and marketing computerized minibars located in upscale hotels throughout the world.

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

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs, as well as to engage in rental, sale and installation and outsource programs using the HOMI® 336 and additional minibar models. HOMI intends to design and manufacture peripheral products and/or accessories for HOMI® 336. HOMI also intends to offer new and additional minibar models. Proposed additional models may be referred to as the “New Range of Products.”

We also intend, among other things, to expand our activities in those hotels in which a minibar system is already installed and operational. These opportunities can be particularly attractive, as a simplified business model can be implemented, without it being necessary to address matters such as the purchase and installation of the minibars themselves.

Our activities currently focus on North America, Europe, Asia Pacific, Israel and South Africa. It is our intention to take our activities into additional territories and regions, as well as consolidating and increasing our business in the regions in which we are already active. We believe that there are growth opportunities in new markets, and that by implementing the same models that have been successful for us in our current markets, we will be able to replicate our success in these other regions also.

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels. An integral part of this strategy involves the sale, rental, installation and outsource programs of the HOMI® 336 and the New Range of Products. Features of HOMI® 336 and the New Range of Products which we believe will make it easier to enter the mid-scale range of hotels include:

•	Mechanism against mistaken charges . This has been designed to increase the accuracy of the automatic billing.
•
Substantially lower operating costs . This should improve profit margins and means that HOMI will be able to offer the HOMI® 336 and the New Range of Products to midscale/mid-market hotels, a very large sector previously closed to HOMI in the past, as well as to upscale hotels.

•
No need for infrastructure at hotel . A standard electrical outlet is the only infrastructure required. Minibar data is transferred automatically via an integral, dedicated wireless system. This makes installation easier, and more attractive to hotels.

By opening the midscale range of hotels to our services, we will be able to substantially increase the potential size of our target market, which should enable us to further improve our revenues and profitability.

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

Operations

To date our activities have focused primarily on managing the minibar departments in upscale hotels. We offer our customers a number of solutions ranging from consultation and supervision services, all the way to full outsource installation and operation services. We currently implement several general types of business models, further detailed below.

Complete Outsource Solution.  This is currently the most prominent of the business models that we employ. Many hotels do not want to pay upfront for their minibars, and many do not want to allocate resources to operate the minibars either.

Accordingly, we purchase new minibars and install them at the hotel’s premises, at no immediate cost to the hotel. In the case of computerized minibars, the installation also includes software designed to interface between the minibars and the customer’s existing management software, so that various actions relating to usage of the minibars such as, consumption of products from the minibars, and the locking/unlocking of the minibars, can be logged or controlled by the customer and by us. We then manage and operate the minibar department for the customer. We also supply full maintenance services for the minibars. We carry the operating expenses of the minibar department, and net revenues (after rebates and other discounts, if any) from the minibar department are shared, with us receiving the majority of the revenue and the hotel retaining the balance of the revenues. Generally, we offer incentives to the hotel such as implementing a sliding scale on the division of net revenues, so that the customer’s relative share increases as the net revenue per minibar rises.

In this model, the term of our agreement with the hotel is generally 8-9 years, and the customer typically has an option to purchase the turnkey system from us at various points in time spread throughout the term of the agreement, at a gradually decreasing (sliding scale) purchase price. Our objective is to provide our services to the customer for the full term of the agreement, but this business model remains profitable even if the customer decides, at any stage, to exercise its option to purchase the system from us.

We have recently begun to offer this kind of model for the HOMI® 336, but have made some adjustments, so that the agreements are typically for a shorter period, and the division of revenues is often based on a threshold, where HOMI is guaranteed all revenue up to the threshold, and anything above the threshold is divided between HOMI and the hotel at a fixed rate, with the majority going to HOMI.

We believe that this type of model offers the customer many advantages in relation to its minibar department, including the following:

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

Other.  The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a flexible approach, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into other financing arrangements, where circumstances so require. This may be applicable to the HOMI® 336 and the New Range of Products.

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

Our hands-on management strategy, combined with on-site supervision, allows us to assume responsibility for the following matters, thereby enabling our customers to concentrate their efforts in other areas:

▪	Implementation of our exclusive operating procedures

▪	Procurement of the consumables that are offered in the minibars

▪	Management of inventory control and monitoring of expiry dates of consumables

▪	Implementation of procedures to handle and reduce rebates

▪	Periodic reconciliation of accounts

▪	Training of minibar attendants and front office employees

▪	Maintenance and support

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

In addition, there are also other companies which offer some or all of the services which we offer. Presently, our main competitors are  Minibar Systems, Bartech Systems International, Inc. and  Dometic Holding AB which offer outsourcing or revenue sharing programs at prices that are competitive with ours. Other companies, such as Club Minibar, offer outsourcing programs utilizing manual minibars. In respect of the financing aspects of the solutions we offer to our clients, we are also in competition with certain manufacturers of the minibars themselves. With respect to the New Range of Products, we expect to be in competition with certain minibar manufacturers who offer minibars that may be perceived by our potential customers as being alternatives to our New Range of Products.

Whether in the regions in which we are currently active, or in territories into which we will expand our activities in the future, the arrival of other companies offering similar services may force down our profit margins if we are to remain competitive.

Customers and Markets

We currently market and provide our products and services primarily to upscale and luxury hotels.

As of December 31, 2007, we provide operation and/or management services to the minibar departments of at least 18 Hotels, most of which are affiliated with prominent international hotel chains such as Sheraton, Hyatt, Radisson and others.
There seems to be a direct correlation between a hotel's occupancy level and average room rate and the quantity of purchases made by guests from a hotel's minibars. As a result, in the majority of our current projects, where our revenues are based on the net revenues of the minibar departments which we operate and/or manage, our revenues are dependent on hotel occupancy levels and average room rate. Decreases in hotel occupancy levels and its average room rate could result in corresponding decreases in our revenues.

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

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and our New Range of Products, including an application under the Patent Cooperation Treaty. As of the date hereof, no patents have yet been granted. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2007, HOMI and its subsidiaries had 25 full time employees.

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

Our operating subsidiaries can, as of December 31, 2007, be summarized as follows:
HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“ HOMI Israel ”)
HOMI (Operation 99) Ltd. (“HOMI Operation”)
HOMI South Africa (Pty) Ltd. (“ HOMI South Africa ”)
HOMI Australia Pty Ltd. (“ HOMI Australia ”)
HOMI Deutschland GmbH (“ HOMI Germany ”)
HOMI Italia S.R.L. (“ HOMI Italy ”)

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

Risk Factors

1.  We are dependent on a small number of customers for a large percentage of our business.

In 2007, our three largest customers provided 28.5% of our sales revenues, and in 2006, our three largest customers provided 29% of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

2.  We depend on key personnel, the loss of whom could adversely affect our ability to perform, market our company and obtain contracts with major hotels.

Our success is substantially dependent on the performance of our executive officers, Jacob Ronnel, Ariel Almog and Linor Labandter. The loss of the services of either of these executive officers could have a material adverse effect on our business, results of operations and financial condition. In addition to being executive officers of HOMI, Mr. Ronnel, Mr. Almog and Ms. Labandter are executive officers of most of our subsidiaries. Competition for senior management, marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to successfully manage our personnel requirements could cause a decrease in sales and revenues. While we intend to purchase key person life insurance for our executive officers, currently we do not have any such insurance.

3. The economy of the hospitality industry is uncertain; a downturn could decrease our opportunities for contracting with new hotels.

HOMI's revenues are dependent in large part on the continued growth and profitability of the lodging industry, which, in turn, is dependent on levels on travel, tourism and business entertaining. There can be no assurance that profitability and growth will be achieved. The crisis in the Middle East has had an adverse effect on the hospitality industry in that region, and could continue to impact the business through the foreseeable future. Further, economic conditions could effect the industry. A weak U.S. dollar could result in the failure of many Americans to travel abroad, which could adversely effect European tourism. These events could result in hoteliers' decision to not install our minibars, which could have a materially adversely effect HOMI's business, operating results and financial condition.

4.  In our outsource operations, we depend on the hotels' timely payment of our share of the minibar revenues, the failure of which could harm our credit, cash flow and corporate growth.

An integral part of our outsource operation program is in the collection of revenues from our minibars by the host hotel, and then the allocation of such revenues between HOMI and the hotel. As a result, we depend on each hotel's timely and accurate collection of revenues. To the extent we depend on our revenues to pay our expenses and/or fund our growth, hotels' failure to timely and/or accurately remit payment could adversely affect our credit, cash flow and expansion opportunities.

5. We may need, and may be unable to obtain, additional financing which could force us to slow down or suspend our operations.

HOMI needs to continue to market its products and services in order to expand its operations. We believe that we have sufficient capital to meet our needs for working capital and capital expenditures for at least the next 12 months. After 12 months we may need to raise additional funds though a private or public offering of securities for marketing. Further, we will need to finance the purchase of additional minibars as we grow and enter into new outsourcing operation agreements. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely effect our ability to enter into new contracts which would prevent us from growing the company.

ITEM 2:  DESCRIPTION OF PROPERTY

Our operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also make use of a small amount of office space in Tel Aviv, Johannesburg, San Francisco, Geneva and New York.

Our facilities are as follows:

•
Our corporate headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no additional cost to us. Schonfeld & Weinstein, L.L.P. serves as our US Counsel and also owns shares in our company.

•
HOMI Israel’s corporate headquarters are currently located at  100 Levi Eshkol Street, Tel-Aviv 69361 Israel with a monthly rent of $800. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

•
HOMI USA has its corporate headquarters at 1 Embarcadero Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOMI USA’s operations are conducted from the office we utilize at the Hyatt Regency San Francisco, which is one of our customers.

•	HOMI South Africa operates from an office in Johannesburg for a monthly rent of $350.

•	In connection with our European operations, we also lease an office in Geneva, Switzerland, for a monthly rent of approximately $1,600 (approximately CHF1,535 ).

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

ITEM 4 .  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2007, HOMI has 41,122,078 shares of common stock outstanding held by a total of 105 shareholders. No dividends have been declared as of December 31, 2007.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

First Quarter 2007

High Bid $0.45	Low Bid $0.36

Second Quarter 2007

High Bid $0.40	Low Bid $0.30

Third Quarter 2007

High Bid $0.34	Low Bid $0.26

Fourth Quarter 2007

High Bid $0.32	Low Bid $0.28

Recent Sales of Unregistered Securities

All sales of unregistered securities during 2007 have been previously reported.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2007. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2007.

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

As used in this annual report, the terms "we", "us", "our", and "HOMI" mean Hotel Outsource Management International, Inc. and its subsidiaries, unless otherwise indicated.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2007 and 2006.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2007 the Company’s balance sheet includes $4,596,945 of fixed assets, net. The Company has completed its impairment test for 2007 and has concluded that no impairment write-off is necessary.

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

Overview

Hotel Outsource Management International, Inc. is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product to be designed and manufactured by HOMI.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Europe, Australia, Israel and South Africa. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus on operating, servicing and marketing computerized minibars located in upscale hotels throughout the world.

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

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

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

(3)	Labor costs of the minibar attendants;

(4)	General and Administrative, and marketing expenses;

(5)	Maintenance of the minibar systems;

(6)	Finance expenses.

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

Revenues

For the years ended December 31, 2006 and 2007, HOMI had revenues of $3,261,000 and $ 3,775,000 respectively, an increase of $ 514,000 or 15.8%. These revenues come from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The increase in sales is due to the fact that a large part of our sales are denominated in non-U.S. currencies most of which have gained strength against the U.S. dollar resulting in an increase in revenues as reported in U.S. dollars. In addition, there was a significant increase in occupancy rates in some of the countries in which we operate, resulting in an increase in minibar consumption and accordingly in revenues.

For the year ended December 31, 2007, our three largest customers accounted for 28.5% of our total revenues, similarly to 2006 where our three largest customers collectively comprised of 29% of our total revenues.
As of December 31, 2007 and 2006, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2006	2007

United States of America	33%	30%
ROW	35%	36%
Israel	21%	21%
South Africa	11%	13%
Totals	100%	100%

Gross Profit

Gross profit increased from $1,304,000 to $ 1,562,000, an increase of $258,000 or by 19.8% for the years ended December 31, 2006 and 2007, respectively. Such increase is in correlation to the increase in revenues and accordingly, as a percentage of revenues, gross profit slightly increased from 40% to 41.4%.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2006 and 2007 were $1,385,000 and $1,606,000 respectively, an increase of $221,000 or by 16.0%, as a result of a similar increase in revenues. As a percentage of gross revenues, costs of revenues remained the same, 42.5% in 2006 and 42.5% in 2007.

Depreciation expense for the years ended December 31, 2006 and 2007 was $572,000 and $607,000, respectively, an increase of $35,000, or 6.1% also as a result of the fact that most of our subsidiaries operate in non-U.S. currency which have gained strength against the U.S. dollar.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. R&D are expensed to operations as incurred. Total expenses for the year 2007 were $134,000, and $261,000 in 2006. The company began production in the fourth quarter of 2007.

Operating Expenses

General and administrative expenses increased from $990,000 to $1,410,000, or by 42.4% for the years ended December 2006 and 2007. As a percentage of revenues, general and administrative expenses increased from 30.4% to37.4%. Such increase is due to the fact that most of our local operator's fees, in the various countries in which we operate, are computed as a percentage of revenues which, as indicated above, have increased as compared to 2006. In addition, during 2007 we retained additional consulting services, we expanded our financial department and we recorded an increase in management compensation which was in part based on the Company's financial results.

Selling and Marketing expenses increased from $223,000 to $296,000, or by 32.7% primarily as a result of the marketing efforts related to the HOMI® 336 system.

For the years ended December 31, 2006 and 2007 we had $132,000 and $0 interest and financial expenses, respectively, a decrease of $ 132,000, or 100%.

For the year ended December 31, 2006 we had other income of $20,000, and for the year ended December 31, 2007, we had other income of $752,000. The 2007 income resulted primarily from a gain of $472,000 due to the purchase of 30% of HOMI USA by Hila International, Corp., a wholly owned subsidiary of HOMI and the termination of relating agreements, as more fully described below, as well as a gain of $270,000 from the sale of our interest in Bartech Systems International, Inc. (“BSI ”)

Net Profit (Loss)

As a result of the above, we finished 2007 with a net profit of $450,000, including onetime gains in the amount of $752,000. When excluding such onetime gains, we finished 2007 with a net loss of $302,000, compared to a net loss of $303,000 in 2006, We managed to maintain the same level of loss in 2007 despite the significant increase in our operating expenses.

Liquidity And Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2006 of  $2,726,000 and $2,276,000 as of December 31, 2007. During the year ended December 31, 2006, we incurred a net loss of $303,000. During the year ended December 31, 2007, we achieved a net profit of $450,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $491,000 and $30 during the respective years ended December 31, 2006 and 2007. In 2006 HOMI raised $118,000 through the issuance of convertible notes. These notes accrue interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal will be repaid in eight equal quarterly installments commencing March 2009. These notes may be converted at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement. During the year ended December 31, 2007, HOMI raised an additional $376,000 of these notes.  As of December 31, 2007, $494,000 of such notes was outstanding

On December 31, 2007, HOMI had long term debt of $1,379,000,including, $100,000 current maturities, and no short-term bank credit.

On February 13, 2007, HOMI, together with several HOMI subsidiaries, entered into a series of agreements with BSI and a subsidiary of BSI pursuant to which HOMI and several of its subsidiaries and BSI and its subsidiaries settled and resolved all outstanding disputes between them.

In addition to mutual waivers and releases, the key elements of the settlement were as follows:

•
BSI sold to Hila International Corp., a wholly owned subsidiary of HOMI (“Hila”) all of BSI’s shares and rights in HOMI USA (formerly “HOS”). Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila. As a result of this sale, HOMI USA is now a directly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of BSI’s shares and rights in HOMI USA was the nominal sum of $1. The purchase by Hila of the 30% of HOMI USA that was previously held by BSI and the termination of related agreements has resulted in a profit of approximately $472,000 to the Company.

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

The sale of HOMI’s shares in BSI results in a cash-flow infusion of approximately $2.35 million for HOMI, and a profit of approximately $270,000.

On October 31, 2007, HOMI Israel acquired 50% of a previously jointly owned subsidiary, "HOMI Operation 99 Ltd" ("HOMI Operation"), from three other unaffiliated entities for a purchase price of $16,000. . As a result, as of October 31, 2007, HOMI Operation, which is an Israeli company, became a wholly owned subsidiary of HOMI Israel.

At December 31, 2007, we had cash of approximately $2,348,000, including short term deposits. We believe this amount of cash will be sufficient to meet our cash requirements for the next twelve months.

Subsequent Events

On December 28, 2007, HOMI Israel Ltd. (HOMI Israel), which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI South Africa (Pty) Ltd. (HOMI SA), entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned 40% of HOMI SA. Under the agreement, it was agreed that HOMI Israel will purchase Ice Maiden's 40% holding in HOMI SA.

Closing of this transaction took place on March 10, 2008, during which time the following actions occurred: (i) all of Ice Maiden's shares in HOMI SA were purchased by HOMI Israel at a  purchase price of $ 73; (ii) the Shareholder Loan in the amount of $ 112,000 including accrued interest was repaid; (iii) HOMI SA sold and assigned to Ice Maiden's order the minibar equipment owned by HOMI SA and installed at two hotels in Johannesburg, South Africa, and the agreements with such hotels regarding the operation of such minibars, at a price of $ 102,000

As a result, HOMI SA became, as of March 10, 2008, an indirectly wholly owned subsidiary of the Company.

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. The South African subsidiary is subject to a 29% corporate tax rate. HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).The Australia subsidiary is subject to 30% corporate tax rate.

Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index.

As of December 31, 2007 HOMI Israel Ltd. a subsidiary in Israel had approximately $148,000 Israeli net operating loss carry forwards. The loss carry forwards in Israel have no expiration date.

As of December 31, 2007, HOMI USA had approximately $1,628,000 net operating loss carry forwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

ITEM 7.  FINANCIAL STATEMENTS

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

INDEX

Page

Reports of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5

Statement of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7-8

Notes to the Consolidated Financial Statements	9-29

- - - - - - - - - - - - - - - - -

-FS 2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Hotel Outsource Management International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Barzily & Co.
Jerusalem, Israel

March 28, 2008

Jerusalem,City Tower,34 Ben-Yehuda St. 94583 Tel: 972 - 2 - 6256341 Fax: 972 - 2 - 6231340 Tel-Aviv,Shalom Tower,9 Ahad Ha’am St.65251 Tel: 972 - 3 - 5176383 Fax: 972 - 3 - 5176392	ירושלים,מגדל העיר, רח' בן יהודה 34, 94583 טל': 6256341 - 02 פקס: 6231340 - 02 תל אביב,מגדל שלום,רח' אחד העם 9, 65251 טל': 5176383 - 03 פקס: 5176392 - 03
Barzily & Co. is a member of MSI, a network of independent professional firms
w w w . b a r z i l y . c o . I l

-FS 3-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

		December 31,
	Note	2007	2006

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		2,344	609
Short-term bank deposits		5	18
Trade receivables (net of allowance for doubtful accounts of $ 0.00 as of December 31, 2007 and 2006)		791	539
Other accounts receivable	3	125	163
Inventories		251	243

		3,516	1,572

LONG-TERM INVESTMENTS:

Investments in affiliated companies	4	-	1,713
Severance pay fund		33	23

		33	1,736

PROPERTY AND EQUIPMENT, NET:	5

Minibars and related equipment		4,541	4,236
Other property and equipment		56	91

		4,597	4,327

OTHER ASSETS:	6

Contract rights, net		26	37
Deferred expenses		90	66
Trademark		30	-
		146	103

		8,292	7,738

The accompanying notes are an integral part of the consolidated financial statements.

-FS 4-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

		December 31,
	Note	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans	9	292	332
Trade payables		374	252
Accrued and other liabilities	8	299	469

		965	1,053
LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	9	785	1,116
Convertible notes	7	494	118
Accrued severance pay		45	31
Deferred taxes	14	21	10

		1,345	1,275

COMMITMENTS AND CONTINGENT LIABILITIES	10

MINORITY INTEREST		(26)	459

SHAREHOLDERS' EQUITY:

Share capital -	11
Preferred stock of $ 0.001 par value – 5,000,000 shares Authorized; 0 shares issued and outstanding as of December 31, 2007 and 2006; Common stock of $ 0.001 par value – 105,000,000 shares Authorized; 41,122,078 shares and 39,967,937 shares issued and outstanding: as of December 31, 2007 and 2006, respectively		41	40
Additional paid-in capital		8,048	7,585
Accumulated other comprehensive income		195	52
Accumulated deficit		(2,276)	(2,726)

		6,008	4,951

		8,292	7,738

The accompanying notes are an integral part of the consolidated financial statements.

-FS 5-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2007	2006

Revenues	12	3,775	3,261

Cost of revenues:

Depreciation		(607)	(572)

Other		(1,606)	(1,385)

Gross profit		1,562	1,304

Operating expenses:

Research and Development		(134)	(261)

Selling and marketing		(296)	(223)

General and administrative		(1,410)	(990)

Loss before financial expenses and other income, net		(278)	(170)

Financial expenses, net	13	-	(132)

Other income, net	13A	752	20

Income (loss) before taxes on income		474	(282)

Taxes on income	14	(36)	(32)

Income (loss) before equity in earnings of an affiliated company and minority interests in losses of subsidiaries, net		438	(314)

Equity in losses of an affiliated company		-	(3)

Minority interest in losses of subsidiaries, net		12	14

Net income (loss)		450	(303)

Basic and diluted net income (loss) per share		0.011	(0.008)

Weighted average number of shares used in computing basic and diluted net income (loss) per share		40,361,891	38,098,371

The accompanying notes are an integral part of the consolidated financial statements.

-FS 6-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Other Comprehensive income (loss)	Total
Balance as of December 31, 2005	30,447,522	30	4,556	(71)	(2,423)	-	2,092

Issuance of shares (see also Note 11)	9,520,415	10	3,029	-	-	-	3,039
Foreign currency translation adjustments	-	-	-	123	-	123	123
Net loss	-	-	-	-	(303)	(303)	(303)

Total comprehensive loss						(180)

Balance as of December 31, 2006	39,967,937	40	7,585	52	(2,726)		4,951

Issuance of shares (see also Note 11)	1,154,141	1	463				464
Foreign currency translation adjustments	-	-	-	143		143	143
Net profit	-	-	-	-	450	450	450

Total comprehensive income						593

Balance as of December 31, 2007	41,122,078	41	8,048	195	(2,276)		6,008

The accompanying notes are an integral part of the consolidated financial statements.

-FS 7-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	450	(303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	(275)	-
Depreciation and amortization	641	596
Share-based compensation	15	-
Increase in accrued severance pay, net	4	8
Accrued interest and linkage difference on loans, net	(2)	-
Interest and linkage differences in regard to shareholders	18	27
Equity in losses of an affiliated company	-	3
Gain on sale of property and equipment	(2)	-
Minority interest in losses of subsidiaries, net	(12)	(14)
Provision for deferred income taxes	10	-
Other income	(472)	-
Changes in assets and liabilities:
Decrease (increase) in inventories	7	(61)
Increase in trade receivables	(227)	(28)
Decrease in other accounts receivable	10	15
Increase (decrease) in trade payables	53	(33)
Increase (decrease) in other accounts payable and accrued expenses	(191)	216

Net cash provided by operating activities	27	426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares in an affiliate	2,353	-
Purchases of property and equipment	(640)	(803)
Proceeds from sales of property and equipment	11	-
Investment in an affiliated company	-	(120)
Short-term bank deposits, net	13	74
Acquisition of intangibles	(30)	-
Acquisition of a newly consolidated company (Appendix A)	16	-

Net cash provided by (used in) investing activities	1,723	(849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares, net	1	927
Proceeds from issuance of convertible notes, net of deferred expenses	338	106
Repayments of long-term loans from banks and others	(310)	(281)
Repayments of long-term loans from shareholders	(5)	(261)
Dividend from an affiliated company	6	-

Net cash provided by financing activities	30	491

Effect of exchange rate changes on cash and cash equivalents	(45)	(2)
Increase in cash and cash equivalents	1,735	66
Cash and cash equivalents at the beginning of the year	609	543
Cash and cash equivalents at the end of the year	2,344	609

The accompanying notes are an integral part of the consolidated financial statements.

-FS 8-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Acquisition of a newly consolidated company:	Year ended December 31,
	2007	2006
Working capital, net (excluding cash and cash equivalents)	32	-
Excess cost attributed to fixed assets	(16)	-
	16	-

Appendix B -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2007	2006

Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	58	-

Cash paid during the year for interest	116	130

Conversion of accounts payable into share capital	77	78

Investment in shares of an affiliate in exchange for shares issued by the Company net of issue expenses	371	1,476

Payables in regard to investment in an affiliate	-	100

The accompanying notes are an integral part of the consolidated financial statements.

-FS 9-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-	GENERAL

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2c below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel, Australia and South Africa.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company".

  HOMI's common stock has been listed on the Over-the-Counter Bulletin Board since February 2004 under the symbol "HOUM.OB."

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars, is the first of the new range of products, the research and development of which was completed in 2007. Subsequently, during the second half of 2007, the Company entered the production phase of the HOMI® 336 system. The first pilot installation of the HOMI® 336 system commenced during the fourth quarter of 2007.

Until February 13, 2007, HOMI and its subsidiaries were dependent upon a sole supplier, Bartech Systems International, Inc. ("BSI") to provide minibars custom built to their specifications. As mentioned in note 1c, subsequent to the abovementioned date, the Company is no longer subject to such dependence.

c.
On February 13, 2007, HOMI and several of its subsidiaries entered into a series of agreements with BSI and one of its subsidiaries, pursuant to which the parties settled and resolved all outstanding disputes between them.

In addition to mutual waivers and releases, key elements of the settlement were as follows:

-
BSI sold to Hila International Corp., a wholly owned subsidiary of HOMI ("Hila") all of BSI's shares and rights in HOMI USA (formerly HOS). Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila. As a result of this sale, HOMI USA is now a directly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of BSI's shares and rights in HOMI was the nominal sum of $ 1. The purchase by Hila of 30% of HOMI USA that was previously held by BSI has resulted in other income of approximately $ 472 to the Company.

-	Hila and BSI gave notice of the discontinuance, with prejudice, of the arbitration proceedings that were pending between them before the American Arbitration Association.

-
BSI granted HOMI and its subsidiaries preferred customer terms on any further purchases that HOMI and its subsidiaries may make from BSI and its subsidiaries for a minimum and revolving term. Aside from these preferred terms, all non-competition restrictions, exclusivity provisions and all prior agreements between HOMI and its subsidiaries were terminated and voided, with no remaining provisions.

-FS 10-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
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

The financial statements of foreign subsidiaries, whose functional currency is not the US dollar, have been translated into US dollars in accordance with FAS No. 52. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	31.12.2007	31.12.2006
HOMI Israel Ltd.	Israel	100%	1,611	1,572
HOMI USA, Inc. (1)(2)	U.S.A.	100%	2,610	2,610
HOMI Europe Sarl	ROW (3)	100%	2,580	2,580
HOMI South Africa (Proprietary) Limited (4)	South Africa	60%	858	858
HOMI (Operation 99) Ltd. (5)	Israel	100%	167	167
			7,826	7,787

(1)	Previous name – Hotel Outsource Services, Inc. (HOS).
(2)	Until February 2007 – the company's ownership was 70%. See note 1c.
(3)	- Through subsidiaries in Malta, Italy, Germany, Australia and the U.K.
     -   The subsidiary in Australia commenced its operations in June 2006.
-	The subsidiary in the United Kingdom commenced its operations in August 2006. Operation of this subsidiary was suspended at the beginning of 2007.
(4)	As of March 2008, HOMI South Africa is 100% owned by HOMI (see Note 16).
(5)	See Note 4 (2).
-FS 11-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments originally purchased with maturities of three months or less at the date acquired to be cash equivalents.

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

%
Minibars	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7

h.         Other assets:

Contract rights for operating minibars in hotels in South Africa are amortized using the straight-line method over the contracts periods with the hotels - 10 years.

Deferred expenses represent loan acquisition costs arising from the other long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006 (see Note 6).

Trademarks registered in several countries worldwide are capitalized and amortized over the life span of the asset (twenty years).

-FS 12-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

i.         Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007, management believes that all of the Company’s long-lived assets are recoverable.

j.	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts:

Revenues from product sales derived from outsource activity (minibar's content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion and/or other participation of, or payments due from the hotel, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectability is probable.

The Company’s payment terms are normally net 15 to 30 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2007 and 2006.

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

-FS 13-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

l.	Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred.
Costs and acquisitions related to the pre-production phase, tooling, forms, etc. are charged to fixed assets.

m.	Accounting for stock based compensation:

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

The Company uses Financial Accounting Standards Board Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments,” to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company does not have any share based arrangements, the adoption of this Statement has not affected the Company’s consolidated financial statements.

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

-FS 14-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

o.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents are  invested in interest bearing dollar and dollar-linked instruments or in NIS, South African Rand and Euro deposits bearing interest with major Israeli, US, European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign currency hedging arrangements.

p.	Severance pay:

The Company's liability for severance pay is calculated pursuant to the local law applicable in certain countries where the Company operates.

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

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, trade payables, other accounts payable, convertible notes payable and long-term loans from banks and others.

In view of their short-term nature, the fair values of the financial instruments included in working capital of the Company are usually identical or proximate to their carrying value. The fair values of long-term loans and convertible notes payable also approximates their carrying values since they have terms that approximate the prevailing market terms.

-FS 15-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

(1)	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	December 31,
	2007	2006
New Israeli Shekel (NIS)	$ 0.260	$ 0 .237
Euro (EU)	$ 1.471	$ 1.317
South African Rand (SAR)	$ 0.147	$ 0.143
Australian Dollar (AU$)	$ 0.887	$ 0.791
Pound Sterling (GBP)	$ 2.005	$ 1.961

	Year Ended December 31,
Increase (Decrease) in Rate of Exchange:	2007	2006
NIS	9.7%	9.1%
EU	11.7%	11.3%
SAR	2.8%	(9.5%)
AU$	12.2%	7.7%
GBP	2.2%	13.7%

t.     Advertising Costs:

Advertising costs are charged to the statements of operations as incurred.

u.     Impact of other recently issued accounting Standards:

SFAS 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Numbers 133 and 140

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and No. 140" ("FAS 155"). This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

-FS 16-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

SFAS 156 – Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140

In March 2006, the FASB issued SFAS No. 156, "Accounting for servicing of Financial Assets – an amendment of SFAS No. 140" ("FAS 156"). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

SAB 108 –  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

SFAS 157 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard establishes a standard definition for fair value establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

-FS 17-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

SFAS 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or (“FAS 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

 SFAS 159- The fair value option for financial assets and liabilities

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

-FS 18-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

e.	Withdrawable on demand deposit liabilities of banks, savings and loan associations, credit unions, and other similar depository institutions.

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholders' equity (including “temporary equity”). An example is a convertible debt security with a non-contingent beneficial conversion feature.

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

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

v.	Reclassifications:

Certain amounts in the financial statements as of and for the year ended December 31, 2006 have been reclassified in order to conform to the current year presentation.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE

	December 31,
	2007	2006

Prepayment and others	72	116
Government authorities	51	26
Shareholders	2	5
Affiliated company	-	16

	125	163

-FS 19-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-	INVESTMENTS IN AFFILIATED COMPANIES

	December 31,
	2007	2006

Total investments in affiliated companies (1) (2)	-	1,713

Composition:
Net equity as at purchase date	-	1,708
Changes commencing with purchase date:
Accumulated profits	-	5

	-	1,713

(1)	Investment in BSI.

a.
On March 6, 2006 the Company entered into agreements with certain shareholders of  BSI to purchase a total of 3,592,965 shares of BSI Common and Preferred shares for an equal number of the Company shares, which number of shares represented approximately 24% of BSI.

b.
On May 18, 2006, the Company entered into an agreement to acquire an additional 753,705 shares of BSI that constituted approximately 5% of BSI shares. As consideration, the Company paid cash of $220 and agreed to issue an equal amount of its shares to the sellers.

c.
On May 25, 2006 the Company signed an agreement to acquire 50,000 Preferred Shares of BSI using the proportional exchange rate of 1.2 shares of HOMI Common Stock for each share of BSI Preferred Stock. The Preferred Stock bore interest at the rate of 8% per annum and had no super-voting or other voting rights.

d.
On February 13, 2007, HOMI sold all its common and preferred shares which it held in BSI to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $ 2.35 million, which was paid to HOMI by Eurogest.

The sale of HOMI's shares in BSI resulted in a profit of approximately $ 270.
(2)	Investment in Homi (Operation 99) Ltd.

On October 31, 2007, HOMI Israel acquired 50% of a previously jointly owned subsidiary, "HOMI (Operation 99) Ltd." ("HOMI Operation"), from three other entities who are not affiliated to HOMI. As a result, as of the said date, HOMI Operation, which is an Israeli company, became a wholly owned subsidiary of HOMI Israel.

-FS 20-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands
NOTE 4:-	INVESTMENTS IN AFFILIATED COMPANIES (cont.)

The purchase price was $ 16. This amount is excess cost recorded in fixed assets and attributed to the minibars.

As a result of the abovementioned, the investment was amortized, after receiving dividend from the affiliated company, and the subsidiary's financial statements were consolidated with the Company.

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2007	2006
Cost:
Minibars	6,168	5,761
Production equipment and parts	547	-
Computers and electronic equipment	221	91
Office furniture, equipment and other	91	60
Vehicles	-	27

	7,027	5,939
Accumulated depreciation:
Minibars	2,174	1,525
Production equipment and parts	-	-
Computers and electronic equipment	208	50
Office furniture, equipment and other	48	22
Vehicles	-	15

	2,430	1,612

Depreciated cost	4,597	4,327

Depreciation expenses amounted to $ 623 and $ 582 for the years ended December 31, 2007 and 2006, respectively. As for liens, see Note 10.

-FS 21-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 6:-	OTHER ASSETS

	December 31,
	2007	2006
Contract rights -
Cost	53	53
Accumulated amortization (1)	(42)	(35)
Effect of exchange rate change	15	19
	26	37
Deferred expenses -
Cost	116	78
Accumulated amortization (2)	(26)	(12)
	90	66
Trademark (3)	30	-
	146	103

(1)	Amortization expenses amounted to $7 for each of the years ended December 2007 and 2006 (see Note 2h).
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years.
Deferred expenses in regard to the private offering are amortized over the period of the note (see Note 7).
(3)	See Note 2h.

NOTE 7:-	CONVERTIBLE NOTES

In December 2006, HOMI raised $ 118 through issue of notes. During the year 2007, an additional sum of $ 376 was raised through the issue of additional notes. The notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion price ranging between $ 0.50 and $ 0.80 per share, depending on the conversion dates.

Interest on the notes is due and payable on a quarterly basis commencing March 2007. Principal will be repaid in eight equal quarterly installments commencing March 2009.

The financing under the notes was performed via a third party company, unaffiliated with the  Company, based on a Memorandum of Understanding dated September 2006 as amended in February 2007, in return for a 10% commission on the amount raised.

As of December 31, 2007, an amount of $ 494 of such notes was outstanding.

-FS 22-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 8:-	ACCRUED AND OTHER LIABILITIES

	December 31,
	2007	2006
Related parties	90	201
Government authorities and others	66	77
Accrued expenses	64	102
Employees and payroll accruals	49	28
Other	30	61

	299	469

NOTE 9:-	LONG-TERM LOANS, NET OF CURRENT MATURITIES

a.	Composed as follows:

	Annual	December 31,
	interest rates	2007	2006
From Banks:
In Rand	10.8%	-	113
In US dollar (1)	10.0%	-	110
		-	223
From others (2)		885	973

		885	1,196
From Shareholders and Minority (3)		192	252

Total		1,077	1,448

Less - current maturities (includes $ 192 and $ 48 from shareholders as of December 31, 2007 and 2006, respectively)		(292)	(332)

		785	1,116

(1)	The loan required a monthly principal and interest payment of approximately $ 11 through December 1, 2007, at which time it was fully repaid, principal and interest.

(2)
In March and June, 2005, the Company and the subsidiary in the U.S. received from   Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of the Company’s and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest.

-FS 23-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 9:-	LONG-TERM LOANS FROM BANKS AND OTHERS (cont.)

(3)	Shareholders' and minority balance is composed as follows:

	December 31,
	2007	2006
See Note 15i	192	171
See Note 15e and 15f	-	81

	192	252

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2007 are as follows:

Year	Amount
2008	292
2009	113
2010	126
2011	142
2012 and thereafter	404

1,077

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.
The Company and its affiliate have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms. The Company and its affiliates own most of these minibars. Several hotels have a contractual purchase option granted which enables them to purchase the minibars at a price which results in a profit for the Company, and the agreement with the hotel is then terminated. To date, no hotel has exercised such an option.

b.
As of the balance sheet date, there existed unlimited personal guarantees given by certain shareholders of the Company to a bank in respect of certain of the Company's liabilities. Total liabilities in regard to this guarantee to the bank as of December 31, 2007 and 2006 were immaterial.

In addition one shareholder gave another guarantee, which is limited to $10, to a bank.

c.
Liens have been placed on certain of the Company's assets, including the rights to receivables from customers, in favor of banks and others, as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2007 and 2006 amount to approximately $885 and $1,083, respectively.

d.	Liens on behalf of the loan received from Horizon – see Note 9(a)(2).

e.	Liens placed by shareholders – see Note 15f.

-FS 24-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 10:-	COMMITMENTS AND CONTINGENT LIABILITIES (cont.)

f.         Rent expense

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.  In addition, the Company’s US counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance.  In addition, the Company rents space under various month to month arrangements for certain facilities.  During the years ended December 31, 2007 and 2006, rent expense approximated  $ 35 and $ 32, respectively.

NOTE 11:-	SHAREHOLDERS’ EQUITY

Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared.

Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

Issues of Shares:

During 2007, the Company issued 1,154,141 shares for a consideration of $ 464.

During 2006, the Company issued 9,520,415 shares for a consideration of $ 3,039.

Additional information in regard to issue of shares:

a.
During the second quarter of 2007, shareholders signed a notice of conversion to convert shareholders' loans in the amount of approximately $ 77 to 153,396 common shares of the Company, at the rate of $ 0.50 per share, in accordance with a resolution of the Company's Board of Directors.

(see also Note 15e.)

b.	As to issue of shares in return for investment in BSI, see Note 4 (1).

c.
During the third quarter of 2007, the Company issued 48,387 shares of common stock at a price of $ 0.295 per share (representing a value of approximately $15), as consideration for bona fide legal consulting services that it received from its legal counsel.

-FS 25-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 11:-	SHAREHOLDERS’ EQUITY (cont.)

d.
During the year ended December 31, 2005, the Company engaged a shareholder to provide certain consulting services under an agreement pursuant to which the Company was entitled to pay the consultant in cash and/or shares of its common stock.  In 2006, the Company made the decision to pay the amount owed for such consulting services ($68) to this shareholder through the issue of 135,000  shares of its common stock.

e.
On February 10, 2006, the Company completed a rights offering of 6,000,000 shares of its Common Stock. Pursuant to the terms of this offering, for each 5,028 shares held as of the record date, existing shareholders of the Company were able to purchase one new share of Common Stock at $0.25 per share. Shareholders subscribed for the full amount of shares offered, providing the Company with gross offering proceeds of $ 1,500 (including approximately $650 arising from the conversion of shareholder loans).

NOTE 12:-	CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131").

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2007	2006

Customer A	9.1%	8.2%
Customer B	8.7%	7.9%
Customer C	6.3%	9.4%
Customer D	8.5%	8.4%
Customer E	10.7%	11.2%
Customer F	8.2%	6.7%

b.         Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2007	2006

Israel	21%	21%
South Africa	13%	11%
USA	30%	33%
ROW	36%	35%
Total	100%	100%

-FS 26-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 12:-	CUSTOMERS AND GEOGRAPHIC INFORMATION (cont.)

c.
As of December 31, 2007, $489 of the consolidated long-lived assets were located in South Africa; $383 were located in Israel;, $2,182 in the USA; and $1,543  in ROW. As of December 31, 2006, $576 of the consolidated long-lived assets were located in South Africa, $290 were located in Israel, $1,914 in the USA and $1,547 in ROW.

NOTE 13:-	FINANCIAL EXPENSES, NET

	Year ended December 31,
	2007	2006

Interest on long-term loans (1)	117	130
Other, net	(117)	2

	-	132

(1) As for financial expenses to shareholders, see Note 15a.

NOTE 13A:-	OTHER INCOME, NET

	Year ended December 31,
	2007	2006
Income from termination of agreements, net (see Note 1c)	472	-
Income from sale of investment, net (see Note 4(1)(d))	270	-
Others	10	20

	752	20

NOTE 14:-	TAXES ON INCOME

a.	Corporate tax structure:

Taxable income of Israeli companies is subject to tax at the rate of 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.
The subsidiary in South Africa is subject to a 29% corporate tax rate. The subsidiary in the USA is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).The subsidiary in Australia is subject to 30% corporate tax rate.

b.
Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index. However, Paragraph 9(f) of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are remeasured from the local currency into US dollars using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes.

c.
The subsidiary in the USA is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $50 taxable income the rate is 15%. In addition, a 9.3% California state tax is applicable.

-FS 27-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 14:-	TAXES ON INCOME (cont.)

d.	(1) As of December 31, 2007 HOMI Israel Ltd. had approximately $148 Israeli net operating loss carryforwards. The loss carryforwards in Israel have no expiration date

(2)   As of December 31, 2007, HOMI USA had approximately $1,628 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

(3) As of December 31, 2007 the Subsidiary in Australia had net operating loss carryforwards of $88.

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Operating loss carryforwards	673	967
Temporary differences in regard to expenses and property	(84)	(165)

Net deferred tax asset before valuation allowance	589	802
Valuation allowance	(610)	(812)

Net deferred tax (foreign)	(21)	(10)

As of December 31, 2007, the Company and its subsidiaries have provided valuation allowances of   $ 610 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities.  The valuation allowance decreased by approximately $ 202 during the year ended December 31, 2007 and  increased by approximately $ 100 during the year ended December 31, 2006.

f.	Composition of tax benefit (taxes on income):

	Year ended December 31,
	2007	2006

Current taxes	(25)	(33)
Deferred taxes	(11)	1

	(36)	(32)

-FS 28-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 14:-	TAXES ON INCOME (cont.)

g.	Breakdown of losses (income) before taxes:

	Year Ended December 31,
	2007	2006
Israel	(598)	(27)
South Africa	28	3
USA	114	384
ROW	(18)	(78)

Total	(474)	282

h.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

NOTE 15:-	RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2007	2006

Directors' fees and liability insurance	66	54

Consulting and management fees	575	358

Financial Expenses	18	27

	659	439

b.	Guarantees and participation of shareholders - see Note 10.

c.	During the years 2007 and 2006, an affiliated company paid the Company, reimbursement of expense and management fees of $ 70 and $ 48, respectively.

d.	As for balances as of December 31, 2007 and 2006 - see Note 3 and Note 8.

e.	In December 2003, the Company entered into agreement with two shareholders pursuant to which each agreed to lend the Company $150 with notes payable bearing interest at fixed rate of 4%. In 2007, the outstanding balance of the loans was converted into shares of the Company’s common stock. Interest expenses in regard to these loans were $ 1 and $ 10 for the years 2007 and 2006, respectively.

-FS 29-

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 15:-	RELATED PARTY TRANSACTIONS (cont.)

f.
In November 2004, the Company entered into agreements with two shareholders pursuant to which each agreed to lend the Company $350. Prior to their satisfaction, the loans had an initial term of six months (that was subsequently extended), required interest at a fixed rate of 10% per annum, and were secured by a (i) general lien and security interest over all of the Company’s assets (except that such security position was subordinate to all pre-existing liens on such assets) and (ii) the pledge of 2,000,000 shares of the Company’s common stock owned by certain other shareholders. The Company had the right to satisfy the loans plus accrued interest through the issuance of its common stock at a price of $0.25 per share. The Company elected to exercise such option and the balance owed as of December 31, 2006 was converted into the Company's common stock.

g.
The Management of the Company is entitled to an annual bonus which is computed as a percentage of the Company's Earnings before Income Tax, Depreciation and Amortization ("EBITDA") and as a percentage of the Company's Net Profits (cumulative). In the year 2007, such bonus expense, as it relates to managers which are related parties, was in the amount of $ 73.

h.
The Company agreed to pay an annual management and consulting fee to a company that is owned by its Chairman. The services are in addition to the Chairman's normal duties as an officer of the Company. The fee, payable only if the Company is profitable, is graduated according to defined profit milestones. In the year 2007, such fees amounted to $ 60.

i.
The minority shareholder of the Company’s South African subsidiary granted a loan to the subsidiary amounting to $ 192 as of December 31, 2007 and $ 171 as of December 31, 2006 (see Note 9a). The loan is linked to the South African Rand with variable annual interest that is 14% for 2007. The loan will be repaid during 2008, as part of the agreement by which the Company (through a subsidiary) acquired all of the minority shareholder's shares in HOMI South Africa (see Note 16). Interest expense in regard to this loan was $ 17 for each of the years 2007 and 2006.

j.	Directors' fees of $ 30 and $ 20 for the years 2007 and 2006, respectively and directors' insurance expenses are $ 36 and $ 38 for the years 2007 and 2006, respectively.

NOTE 16:-	EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On December 28, 2007, HOMI Israel Ltd. (HOMI Israel), which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI South Africa (Pty) Ltd. (HOMI SA), entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned 40% of HOMI SA. Under the agreement, it was agreed that HOMI Israel will purchase Ice Maiden's 40% holding in HOMI SA.

Closing of this transaction took place on March 10, 2008, during which time the following actions occurred: (i) all of Ice Maiden's shares in HOMI SA were purchased by HOMI Israel at a  purchase price of $ 73; (ii) the Shareholder Loan in the amount of $ 112 including accrued interest was repaid; (iii) HOMI SA sold and assigned to Ice Maiden's order the minibar equipment owned by HOMI SA and installed at two hotels in Johannesburg, South Africa, and the agreements with such hotels regarding the operation of such minibars, at a price of $ 102.
As a result, HOMI SA became, as of March 10, 2008, an indirectly wholly owned subsidiary of the Company.
-------------------------

-FS 30-

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

Management is required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 to evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, while certain of  our disclosure controls and procedures were effective, other disclosure controls and procedures were not effective, as a result of two material weaknesses which were identified in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence, compliance and is subject to lapses in judgment and breakdowns resulting from improper segregation of duties and human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In conducting the aforementioned evaluation, management identified  two material weaknesses in the Company’s internal control over financial reporting. The two material weaknesses were:

1
Entity control level. Management concluded that entity control level was not optimal. This material weakness is a result of significant deficiencies in the company's control environment. The Company corrected the errors prior to the issuance of the 2007 consolidated financial statements.

2
Segregation of duties in the finance department. Management’s job description of financial employees were not properly designed. Specifically, the Company did not maintain proper segregation of duties between its financial personnel. The Company corrected the errors prior to issuance of the Company’s 2007 consolidated financial statements by expanding its financial department and distributing tasks in order to create proper segregation of duties.

As a result of these two material weaknesses in internal control over financial reporting, management concluded that, the Company’s internal control over financial reporting was not completely effective as of December 31, 2007.

Remediation Efforts in Response to Material Weaknesses

To remediate the material weaknesses described above and enhance our internal control over financial reporting, subsequent to year end, management, led by our CEO and CFO, have launched a comprehensive program designed to strengthen our internal controls over financial reporting. Among other things, the program provides for the addition of staff to our finance department, the integration of updated financial software and the establishment of additional controls over financial reporting.

•	All key information put into the spreadsheet used in the financial statement process will be verified by someone other than the person who prepared the original input.

•	Creating proper segregation of duties in the finance department via additional staffing, software update and application controls in material spreadsheets.

•	Increased levels of discussion and documentation by senior financial management.

•	Initiated a comprehensive review and re-design of our controls over the financial statement review process.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2007 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Jacob Ronnel	51	CEO, President, Director

Ariel Almog	40	COO, Director

Linor Labandter	31	CFO

Avraham Bahry	62	Chairman

Jules Polak	61	Director

Jacob Faigenbaum	54	Director

Yoav Ronen	48	Director

Philippe Schwartz	47	Director

Uri Kellner	80	Director

Biographies

Jacob Ronnel, 51, has been Chief Executive Officer, President and a director of HOMI since December 28, 2001, and a director and Chief Executive Officer of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and its managing director since March 1998. In addition, he serves as director and Chief Executive Officer of each of HOMI's subsidiaries. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 40, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Linor Labandter, 31, has been HOMI's Chief Financial Officer since May 2007. From 2003 to 2006, she served as controller for Carmel Ventures, a leading Israeli venture capital firm. From 2000 to 2003, Ms. Labandter was an advisor for the corporate finance department of KPMG. Ms. Labandter is a certified public accountant. She received a B.A. degree in accounting and an LLB law degree from Tel Aviv University.

Avraham Bahry, 62, has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Jules M. Polak, 61, has been a director of HOMI since December 2004. Mr. Polak has been a principal of Jules Polak Business Consulting Ltd. since 2000. From 1993 to 2000, he was Chief Executive Officer of Golden Pages Israel, the yellow pages publisher of Israel. He has been a director of several privately held companies in Israel.

Jacob Faigenbaum, 54, has served as founder and Managing Director of Financial Guardian Group since 2001. He was Senior Manager of Old Mutual International in London from 1997 to 2001, and he was Managing Director of Pioneer International, International Investments Advisory from 1986-1997. Mr. Faigenbaum served in the Israeli Defense Forces as Colonel. He received a Masters of Economics and Business Administration from Bar-Ilan University and is currently finishing his LLB.

Yoav Ronen, 48, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen received a Bachelor’s degree in Business and Accounting from Tel Aviv University.

Philippe Schwartz, 47, was the Regional Director of Finance for West Coast and Hotel Controller of the Intercontinental Hotels from 2001 to 2005, where he was responsible for five Intercontinental hotels. His duties also included financial reporting, property acquisition and management. From 1990 to 2001, Mr. Schwartz worked for the Athenaeum Intercontinental Hotel in Athens, Greece, where he was regional director of finance for East Mediterranean and CIS, and Controller of the hotel, overseeing numerous hotels in over 19 countries. For over 20 years Mr. Schwartz has served as financial controller for other Intercontinental hotels located throughout the world. Mr. Schwartz is a certified accountant. He is a graduate of Ecole Superieure de Commerce, and has a master’s degree in Hotel Management from Lycee Technique Hotelier Jean Drouant, Paris, France.

Uri Kellner, 80, has served as a director of many companies throughout his career. Since 2002, Mr. Kellner has been a member of the Board of Directors of Nir Let Ltd., an Israeli corporation. From 1996-2000, he was chairperson of the Board of Directors of Kal-Kor, Ltd., Ein Carmel, and from 1992 to 1997, he was chairperson of the Board for Company of the Development of Old Acco, both located in Israel. From 1990 to 1999, he served as a member of the Board of Directors of Kalat Ltd., Ofakim, Israel. Mr. Kellner received his Bachelor of Science in Commerce Law from London College, England. He is a member of the Fellow Institute of Chartered Accountants.

Compliance with Section 16(a) of the Exchange Act

The following officers, directors and/or beneficial owners of 10% or more of HOMI’s common stock were required by Section 16(a) of the Securities Exchange Act of 1934, to file certain reports which reports were not filed on a timely basis: Uri Kellner, Phillipe Schwartz, Yoav Ronen, Aryeh Reif, and Linor Labandter.

Code of Ethics

HOMI has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. HOMI will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Audit Committee Financial Expert

HOMI’s board of directors has determined that HOMI has one financial expert serving on its audit committee: Jules M. Polak.

ITEM. 10                      EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name And Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compensation ($)
		Salary ($)	Bonus ($)	Other	Awards
					Restricted Stock Award(s)($)	Securities Underlying Options/SARs ($)
Jacob Ronnel(1)
CEO, President	2005	$107,994		$4,750- interest			$13,491
	2006	$96,000
	2007	$144,288	$41,690	$500
Ariel Almog
COO, Secretary	2005(1)	$153,979		$6,000- interest
	2006	$153,979
	2007	$193,389	$30,850	$500
Sigal Grinboim(2)
CFO	2005	$48,000
	2006	$48,000
	2007	$38,500	$1,024
Linor Labandter(3)
	2005	N/A
	2006	N/A
	2007	$80,000	$9,816

(1)	Mr. Ronnel's salary was paid by HOMI USA (1/3) and by HOMI (2/3).

(2)	Ms. Grinboim's position as CFO terminated on May 9, 2007.

(3)	Ms. Labandter was appointed Chief Financial Officer on May 9, 2007 and is an employee of HOMI Israel Ltd. Ms. Labandter's annual salary of $120,000 is paid by HOMI Israel Ltd.

HOMI intends to adopt an Employee Stock Option Plan for management and key employees in which between 2,000,000 and 3,000,000 options would be issued. However as of the date of this report, no such plan has been adopted.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
Avraham Bahry	$5,000					$60,000	$65,000
Jacob Ronnel*
Ariel Almog*
Jules Polak	$7,000						$7,000
Phillipe Schwartz	$5,500						$5,500
Jacob Faigenbaum	$4,000						$4,000
Yoav Ronen	$5,500						$5,500
Uri Kellner	$3,000						$3,000

* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of December 31, 2007, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:
•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned (1)
Jacob Ronnel (4) 21 Hasvoraim Street Tel Aviv, Israel	2,471,142	6.01%

Ariel Almog (4) 224 Maypoint Drive, San Raphael, CA	2,249,481	5.47%

Sigal Grinboim(5) 7 Barazani Street Ramat Aviv, Israel	0	0%

Linor Labandter(6) 100 Levi Eshkol Street, Apt # 9 Tel-Aviv 69361 Israel	0	0%

Avraham Bahry (4) 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	3,204,339	7.79%

Jules Polak (4) 4 Kiriati Street Ramat Gan, Israel	0	0%

Yoav Ronen (4) 2 Mivza Horev Street Modiin, Israel	26,565	0.06%

Philippe Schwartz (4) 999 California Street San Francisco, CA 94108	0	0%

Uri Kellner (4) 6 Herzel Rosenblum Street, Apt #6210, Tel Aviv, Israel 69379	0	0%

Jacob Faigenbaum (4) Migdal Moshe Aviv 7 Jabotinsky Street, 19th Floor Ramat Gan, Israel	0	0%

All officers and directors as a group (9 people) (2)(3)	7,951,527	19.34%

(1)	Based on a total of 41,122,078 shares outstanding as of December 31, 2007.
(2)	Ms. Grinboim served as Chief Financial Officer of HOMI until May 9, 2007.
(3)	Ms. Labandter has been Chief Financial Officer since May 9, 2007.
(4)	Director Nominee.

ITEM 12:                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, there have been no transactions or proposed transactions which have materially affected or will materially affect us in which all director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Icemaiden International Ltd, the minority shareholder of HOMI South Africa (Proprietary) Limited (“HOMI SA”) granted a loan to a HOMI subsidiary that had a balance of approximately $192,000 as of December 31, 2007. The loan is linked to the South African Rand with a variable annual interest which was 14% for 2007. The loan term is indefinite with no fixed terms of repayment. During the year ended December 31, 2007, the Company incurred interest of $17,000 under these notes.

On December 28, 2007, HOMI Israel Ltd., a wholly owned subsidiary of the Company, entered into an agreement for the purchase from Ice Maiden International Ltd., of the 40% of HOMI SA owned by Ice Maiden. It was also agreed that the loan from Ice Maiden would be repaid.

During the years ended December 31, 2007, HOMI incurred various related party expenses for the following:

Description	2007
Directors’ fees and liability insurance	$66,000
Consulting fees	$575,000
Interest Payments	$18,000
Totals	$659,000

ITEM 13.                      EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-B

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement ((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Sigal Grinboim and Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
___________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2006 for professional services rendered by Barzily & Company for the audit of the December 31, 2006 and 2007 financial statements approximated $46,000 and $51,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2006, we paid 46,000 and in 2007 we paid $51,000. for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2006 and 2007, $0 for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees

In 2006 and 2007, $0 for other products and services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the company for the purpose of preparing or issuing an audit report or related work.

The Committee discusses the planning and staffing of the audit and approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement and obtains periodically from the independent auditor communications of various matters required to be discussed by various Statements on Auditing Standards, Sarbanes Oxley and other standards. The communications include a description of all relationships between the auditor and the Company that may impact auditor objectivity and independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: March 31, 2008	By:	/s/Jacob Ronnel
Jacob Ronnel, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/Jacob Ronnel		/s/Jules Polak
	Jacob Ronnel, President, Director		Jules Polak, Director
Dated:	March 31, 2008	Dated:	March 31, 2008

	/s/Linor Labandter		/s/Philippe Schwartz
	Linor Labandter, Chief Financial Officer		Philippe Schwartz, Director
Dated:	March 31, 2008	Dated:	March 31, 2008

	/s/Yoav Ronen		/s/Avraham Bahry
	Yoav Ronen, Director		Avraham Bahry, Director
Dated:	March 31, 2008	Dated:	March 31, 2008

	/s/Uri Kellner		/s/Ariel Almog
	Uri Kellner, Director		Ariel Almog, Director
Dated:	March 31, 2008	Dated:	March 31, 2008