Form 10QSB
period 2008-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2008-05-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X                                No

Indicate by a check mark whether the issuer is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    [     ]                                                                Accelerated Filer    [     ]                                                      Non-Accelerated Filer    [     ]
Smaller Reporting Company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ]  No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

41,122,078 as of March 31, 2008

ITEM 1.  FINANCIAL STATEMENTS

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2008

UNAUDITED

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2008 and December 31, 2007	1-2

Statements of Operations -
Three months ended March 31, 2008 and 2007	3

Statements of Cash Flows -
Three months ended March 31, 2008 and 2007	4

Notes to Financial Statements	5-12

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	1,957	2,344
Short-term bank deposits	-	5
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of March 31, 2008 and December 31, 2007)	904	791
Other	195	125
Inventories	245	251

Total current assets	3,301	3,516

LONG-TERM INVESTMENTS:
Severance pay fund	38	33

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	4,466	4,541
Other property and equipment	52	56

	4,518	4,597

OTHER ASSETS:
Intangible assets	57	56
Deferred expenses	85	90
	142	146

TOTAL	7,999	8,292

The accompanying notes are an integral part of the consolidated financial statements.

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	March 31,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans	103	292
Trade payables	381	374
Accrued expenses and other liabilities	438	299

Total current liabilities	922	965

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	757	785
Convertible notes	494	494
Accrued severance pay	50	45
Deferred taxes	5	21

Total long-term liabilities	1,306	1,345

MINORITY INTEREST	-	(26)

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value - 5,000,000 shares authorized; zero shares issues and outstanding as of March 31, 2008 and December 31, 2007		-
Common stock of $0.001 par value - 105,000,000 shares authorized; 41,122,078 shares issued and outstanding as of March 31, 2008 and December 31, 2007	41	41
Additional paid-in capital	8,048	8,048
Accumulated other comprehensive income	283	195
Accumulated deficit	(2,601)	(2,276)

Total shareholders’ equity	5,771	6,008

TOTAL	7,999	8,292

The accompanying notes are an integral part of the consolidated financial statements.

FS-2

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	884	799

Costs of revenues:

Depreciation	(142)	(149)

Other	(389)	(376)

Gross profit	353	274

Operating expenses:

Selling and marketing	(127)	(74)

Research and development	(4)	(45)

General and administrative	(424)	(322)

Loss before financial expenses and other income, net	(202)	(167)

Financial expenses, net	(101)	(27)

Other income, net (see Notes 1 and 5)	7	739

Income (Loss) before taxes on income	(296)	545

Taxes on income	(29)	(13)

Income (Loss) before equity in earnings of an affiliated company and minority interests in losses of subsidiaries, net	(325)	532

Equity in earnings of an affiliated company	-	1

Minority interest in income of subsidiaries, net	-	(2)

Net Income (Loss)	(325)	531

Basic and diluted net income (loss) per share	(0.008)	0.013

Weighted average number of shares used in computing basic and diluted net income (loss) per share	41,122,078	39,974,604

The accompanying notes are an integral part of the consolidated financial statements.

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands
	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(325)	531
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment	-	(275)
Loss from sale of property and equipment, net	31	-
Depreciation and amortization	170	158
Increase in accrued severance pay, net	-	1
Accrued interest and linkage difference on loans, net	-	2
Interest and linkage differences in regard to shareholders	3	5
Equity in earnings of an affiliated company	-	(1)
Minority interest in results of subsidiaries, net	-	2
Deferred income taxes	(4)	23
Other income	-	(474)
Changes in assets and liabilities:
Decrease in inventories	8	31
Decrease (increase) in trade receivables	(96)	14
Increase in other accounts receivable	(62)	(1)
Increase (decrease) in accrued expenses and other liabilities	135	(140)
Net cash used in operating activities	(140)	(124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares in an affiliate	-	2,353
Purchases and production of property and equipment	(142)	(119)
Proceeds from sales of property and equipment	83	-
Short-term bank deposits, net	5	(5)
Acquisition of intangibles	(1)	-
Acquisition of minority interest in a subsidiary	(73)	-
Net cash provided by (used in) investing activities	(128)	2,229

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans, net of deferred expenses	-	134
Repayment of long-term loans	(25)	(69)
Repayment of long-term loans from shareholders	(120)	(5)
Net cash provided by (used in) financing activities	(145)	60

Effect of exchange rate changes on cash and cash equivalents	26	1

Change in cash and cash equivalents	(387)	2,166
Cash and cash equivalents at the beginning of the period	2,344	609
Cash and cash equivalents at the end of the period	1,957	2,775
Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Acquisition of property and equipment on short-term credit	35	-
Cash paid during the period for interest	35	32
Cash paid during the period for income taxes	16	15
Investment in shares of an affiliate in exchange for shares issued by the Company	-	371

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 1:-              NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel, Australia and South Africa.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company."

HOMI's common stock has been listed on the Over-the-Counter Bulletin Board since February 2004 under the symbol "HOUM.OB."

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars, is the first of the new range of products, the research and development of which was completed in 2007. Subsequently, during the second half of 2007, the Company entered the production phase of the HOMI® 336 system. The first pilot installation of the HOMI® 336 systems commenced during the fourth quarter of 2007, and as of March 2008, several of the HOMI® 336 systems were installed and operational.

Until February 13, 2007, HOMI and its subsidiaries were dependent upon a sole supplier, Bartech Systems International, Inc. ("BSI") to provide minibars custom built to their specifications. As further mentioned in note 1c below, subsequent to the abovementioned date, the Company is no longer subject to such dependence.

c.
On February 13, 2007, HOMI and several of its subsidiaries entered into a series of agreements with BSI and one of its subsidiaries, pursuant to which the parties settled and resolved all outstanding disputes between them. In addition to mutual waivers and releases, key elements of the settlement were as follows:

-
BSI sold to Hila International Corp. ("Hila"), a wholly owned subsidiary of HOMI, all of BSI's shares and rights in HOMI USA (formerly HOS) in consideration for a nominal sum of $ 1. Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila.  As a result of this share purchase, HOMI USA became, as of February 13, 2007, a wholly owned subsidiary of HOMI.

The purchase by Hila of BSI's 30% holding in HOMI USA resulted in other income of approximately $ 472 to the Company.

-
Also, on February 13, 2007, HOMI sold all its common and preferred shares which it held in BSI to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $ 0.55 per share, for the total sale price of $ 2.35 million, which was paid to HOMI by Eurogest.

The sale of HOMI's shares in BSI resulted in a profit of approximately $ 270.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Form 10-KSB filed March 31, 2008.

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

Financial statements in US dollars

The majority of the Company's sales are in US dollars or in US dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the US dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations.

FS-6

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES (cont.)

Financial statements in US dollars (cont.)

The financial statements of foreign subsidiaries, whose functional currency is not the US dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using a specific exchange rate or the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	31.03.2008	31.12.2007
HOMI Israel Ltd.	Israel	100%	1,692	1,611
HOMI (Operation 99) Ltd.	Israel	100%	167	167
HOMI USA, Inc. (1)	U.S.A.	100%	2,610	2,610
HOMI Europe Sarl	ROW (2)	100%	2,580	2,580
HOMI South Africa (Pty) Limited (3), (4)	South Africa	100%	483	858
HOMI (Operation 99) Ltd.	Israel	100%	167	167
			7,532	7,826

(1)	Until February 2007 – the company's interest in HOMI USA was 70%. See note 1(c).
(2)	- Through subsidiaries in Italy (including a Malta Branch), Germany, Australia and the U.K.
-	The subsidiary in the United Kingdom commenced its operations in August 2006. Operation of this subsidiary was temporarily placed on hold by HOMI at the beginning of 2007.
(3)
As of March 2008, HOMI South Africa (Pty) Ltd.("HOMI SA") is a 100% wholly owned subsidiary of HOMI Israel Ltd. ("HOMI Israel"). Previous to such date, HOMI Israel's interest in HOMI SA was 60%. (see Note 5 below).

(4)
On March 10, 2008, 375 minibars were sold to the order of Ice Maiden International Ltd. (which until such date owned a 40% interest in HOMI SA), all as part of the transaction described in Note 5 below.

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 2:-           SIGNIFICANT ACCOUNTING POLICIES (cont.)

Research and Development expenses

Research and development expenses are charged to the statement of operations as incurred.
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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS, South African Rand and Euro interest bearing deposits with major Israeli, US, European  and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments

Basic and diluted net profit (loss) per share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the three months ended March 31, 2008 and 2007; accordingly basic and diluted net loss per share are identical for both of such periods.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

NOTE 2:-         SIGNIFICANT ACCOUNTING POLICIES (cont.)

Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2008	2007
New Israeli Shekel (NIS)	$ 0.281	$ 0.260
Euro (EU)	$ 1.581	$ 1.471
South African Rand (SAR)	$ 0.124	$ 0.147
Australian Dollar (AU$)	$ 0.915	$ 0.887
Pound Sterling (GBP)	$ 1.988	$ 2.005

	Three Months Ended March 31,
Increase (Decrease) in Rate of Exchange:	2008	2007
NIS	8.2%	1.7%
EU	7.4%	1.2%
SAR	(15.8%)	(3.8%)
AU$	4.1%	2.1%
GBP	(0.8%)	(0.4%)

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

NOTE 3:-          SHAREHOLDERS’ EQUITY

During the quarter ended March 31, 2008, the Company did not issue any additional stock.

NOTE 4:-          RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2008 and 2007, the Company incurred various related party expenses for the following:

	For the Period Ended March 31,
Description	2008	2007

Directors’ fees and liability insurance	12	29
Consulting and management fees	106	138
Financial Expenses	3	5

Totals	121	172

In addition, see note 5 below.

NOTE 5:-        OTHER SIGNIFICANT CURRENT PERIOD EVENTS

On December 28, 2007, HOMI Israel, which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI SA, entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned the remaining 40% of HOMI SA. Under the agreement, it was agreed that HOMI Israel will purchase Ice Maiden's 40% holding in HOMI SA at a purchase price of $ 73. In addition, it was agreed that the shareholder loan made by Ice Maiden to HOMI SA, the outstanding balance of which including accrued interest was $112 (the "Shareholder Loan"), would be repaid.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in Thousands

The Closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets & equipment owned by HOMI SA which were installed at two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $102.5 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder Loan. (ii) arrangements were made for the repayment of the balance of the Shareholder Loan in the amount of $ 9.5.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of the Company.

The above mentioned transactions resulted in other income in the amount of approximately $7 to the Company.

-------------------------

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2008 and our results of operations for the three months ended March 31, 2007 and 2008. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2007 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

Critical Accounting Policies and Estimates

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2007 and 2006.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2007 the Company’s balance sheet includes $4,597,000 of fixed assets, net. As of March 31, 2008, our balance sheet included $4,518,000 of fixed assets net. The Company has completed its impairment test for the three months ended March 31,2008  and has concluded that no impairment write-off is necessary.

Financial Statements in US dollars:

The majority of HOMI's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of our financing is received in U.S. dollars. Accordingly, we have determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using specific exchange rates or the average exchange rate for the period. The resulting translation adjustments are not included in determining net income (loss) but are reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product designed and manufactured by HOMI.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Europe, Israel, Australia, and South Africa. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007.

REVENUES

For the three months ended March 31, 2008 and 2007, HOMI had revenues of $884,000 and $799,000, respectively, an increase of $85,000 or 10.6%. These revenues arise primarily from the sale of refreshments in the minibars.

The increase in revenues is due to the fact that there was a significant increase in occupancy rates in some of the countries in which we operate, resulting in an increase in minibar consumption and accordingly in revenues. In addition, a large portion of our sales is denominated in non-U.S. currencies, most of which have gained strength against the U.S. Dollar, resulting in an increase in revenues as reported in U.S. Dollars.

In addition, as a result of HOMI’s indirect acquisition during the fourth quarter of 2007, of the 50% interest in HOMI (Operation 99) Ltd. that was previously held by non-affiliated entities, the revenues of HOMI (Operation 99) Ltd. were for the first time included in HOMI's consolidated revenues as of January 1, 2008 time.

Further, as a result of HOMI's indirect acquisition of the minority interest in HOMI South Africa (Pty) Ltd. ("HOMI SA"), as of January 1, 2008, HOMI SA no longer provides outsourcing services to two of the three hotels in South Africa to which it provided services prior to such acquisition. The revenues for the three months ended March 31, 2007, include revenues from such two hotels in South Africa, whereas the revenues for the three months ended March 31, 2008 do not.

For the three months ended March 31, 2008, our three largest customers accounted for approximately 29.8% of our total revenues, whereas during the same period of 2007, our three largest customers collectively comprised 30.4% of our total revenues.

GROSS PROFIT

Gross profit increased from $274,000 for the three months ended March 31, 2007 to $353,000, for the three months ended March 31, 2008.  Gross profit margin increased from 34.3% to 39.9%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2007 and 2008 were $376,000 and $389,000, respectively, an increase of $13,000 or 3.5%.

Depreciation expense for the three months ended March 31, 2007 and 2008 approximated $149,000 and $142,000, respectively, a decrease of $7,000, or 4.7%. As a percentage of revenues, depreciation expense decreased from 18.6% to 16.1%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. Research and Development is expensed to operations as incurred. Total research and development expenses for the three months ended March 31, 2007 were $45,000 and $4,000 for the three months ended March 31, 2008. We began production of the  HOMI® 336 in the fourth quarter of 2007.

OPERATING EXPENSES

General and Administrative expenses increased from $322,000 for the three months ended March 31, 2007 to $424,000 for the three months ended March 31, 2008, or by 31.7%.. As a percentage of revenues, general and administrative expenses increased from 40.3% to 48.0%.

Part of the increase is due to the fact that the General and Administrative expenses for the three months ended March 31, 2008 include a onetime expense of approximately $54,000 as a result of the purchase of the minority interest in HOMI SA.

When excluding such onetime expense, we finished the three months ended March 31, 2008 with General and Administrative expenses of $370,000, an increase of 14.9% as compared to the three months ended March 31, 2007. Such increase is partly due to the fact that many of our local operator's fees, in the various countries in which we operate, are computed as a percentage of revenues which, as indicated above, have increased as compared to the three months ended March 31, 2007. In addition, since 2007 we have retained additional consulting services and we expanded our financial department.

Selling and Marketing expenses increased from $74,000 for the three months ended March 31, 2007 to $127,000 for the three months ended March 31, 2008, or by 71.6%, primarily as a result of the marketing efforts related to the HOMI® 336 system.

FINANCIAL EXPENSES

For the three months ended March 31, 2007 and 2008 we had financial expenses of $27,000 and $101,000, respectively, an increase of $74,000. These amounts include interest expense (net) of approximately $39,000 and $30,000, respectively. The remaining amounts are due primarily to currency exchange differences due to the fluctuation of the US$ exchange rate.

OTHER INCOME

For the three months ended March 31, 2007 and 2008 we had other income of $739,000 and $7,000, respectively.

The income for the three months ended March 31, 2007 was a result of the sale of shares we held in Bartech Systems International, Inc. and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

The income for the three months ended March 31, 2008 was a result of the purchase of the minority interest in HOMI SA as stated below.

On December 28, 2007, HOMI Israel Ltd. (“HOMI Israel”), which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI SA, entered into an agreement with Ice Maiden International Ltd. and its beneficial owners (“Ice Maiden”), which owned the remaining 40% of HOMI SA. Under the agreement, it was agreed that HOMI Israel would purchase Ice Maiden's 40% holding in HOMI SA at a purchase price of $73,000. In addition, it was agreed that the shareholder loan made by Ice Maiden to HOMI SA, the outstanding balance of which including accrued interest was $112,000 (the “Shareholder Loan”), would be repaid.

The closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets and equipment owned by HOMI SA which were installed at two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $102,500 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder Loan, and (ii) arrangements were made for the repayment of the balance of the Shareholder Loan in the amount of $9,500.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of HOMI.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2007 and 2008 we had net income of $532,000 and for the three months ended March 31, 2008, we had a net loss of $325,000.

As indicated above, the net income in 2007 was primarily a result of income of $739,000 derived from selling the shares we held in Bartech Systems International, Inc. and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

When excluding the onetime gain of 2007 and when excluding the onetime gain of $7,000 included in other income and the onetime General and Administrative expense of $54,000, all of which incurred during the three months ended March 31, 2008 as a result of the purchase of the minority interest in HOMI SA, we finished the three months ended March 31, 2007 and March 2008 with a net loss of $207,000 and $278,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2008 of $2,601,000. During the three months ended March 31, 2008, we had net loss of $325,000.

Our financing activities resulted in cash of approximately $60,000 during the respective three months ended March 31, 2007 and a loss of $145,000 during the three months ended March 21, 2008. On March 31, 2008, we had long term liabilities of approximately $1,306,000, which included loans  and convertible notes.

On March 31, 2008, we had cash and cash equivalents of approximately $1,957,000. We believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.  CONTROLS AND PROCEDURES

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

As disclosed in our annual report on Form 10-KSB filed on March 31, 2008, in evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2007, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting.

As of the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2008, while certain of our disclosure controls and procedures were effective, other disclosure controls and procedures were not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2008, we did not issue any securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q.
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)

3.1	Certificate of Incorporation (1) (2)

3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)

3.2	By-Laws (1) (2)

10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)

10.2	BTM-BSI Agreement for South Africa (1) (3)

10.3	HOS-BTM Stock Purchase Agreement (1) (3)

10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)

10.14	Employment Agreement between HOS and Ariel Almog (1) (5)

10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)

10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1) (7)

10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)

10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)

10.20	Financing Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28, 2005(1)

10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004(1)

14.0	Code of Ethics(8)

21.0	Subsidiaries(3)

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 15, 2008	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	President and Chief Executive Officer