Form 10-Q
period 2008-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2008-08-19
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
41,122,078 as of June 30, 2008

ITEM 1.  FINANCIAL STATEMENTS

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2008

UNAUDITED

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2008 and December 31, 2007	2-3

Statements of Operations -
Six and three months ended June 30, 2008 and 2007	4

Statements of Cash Flows -
Six months and three months ended June 30, 2008 and 2007	5

Notes to the Financial Statements	6-12

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	1,499	2,344
Short-term bank deposits	-	5
Receivables:
Trade (net of allowance for doubtful accounts of $0.00 as of June 30, 2008 and December 31, 2007)	984	791
Other	162	125
Inventories	262	251

Total current assets	2,907	3,516

LONG-TERM INVESTMENTS:
Severance pay fund	48	33

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	4,806	4,541
Other property and equipment	49	56

	4,855	4,597

OTHER ASSETS:
Deferred expenses, net	77	90
Intangible assets	72	56

Total other assets	149	146

TOTAL	7,959	8,292

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	June 30,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans	106	292
Trade payables	620	374
Accrued expenses and other liabilities	381	299

Total current liabilities	1,107	965

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	731	785
Convertible notes	494	494
Accrued severance pay	66	45
Deferred taxes	25	21

Total long-term liabilities	1,316	1,345

MINORITY INTEREST	-	(26)

SHAREHOLDERS' EQUITY:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized; zero shares issues and outstanding	-	-
Common stock, $0.001 par value; 105,000,000 shares authorized; and 41,122,078 shares issued and outstanding	41	41
Additional paid-in capital	8,048	8,048
Accumulated other comprehensive income	276	195
Accumulated deficit	(2,829)	(2,276)

Total shareholders’ equity	5,536	6,008

TOTAL	7,959	8,292

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	936	984	1,820	1,783

Costs of revenues:

Depreciation	(177)	(153)	(319)	(302)

Other	(460)	(439)	(849)	(815)

Gross profit	299	392	652	666

Operating expenses:

Selling and marketing	(106)	(74)	(233)	(148)

Research and development	(34)	(43)	(38)	(88)

General and administrative	(423)	(332)	(847)	(654)

Loss before financial income (expenses) and other income (expenses)	(264)	(57)	(466)	(224)

Financial income (expenses), net	14	19	(87)	(8)

Other income (expenses), net (Notes 1c and 4)	(1)	-	6	739

Income (Loss) before taxes on income	(251)	(38)	(547)	507

Provision for income taxes	23	(18)	(6)	(31)

Income (Loss) before equity in earnings of an affiliated company and minority interests in loss of subsidiaries, net	(228)	(56)	(553)	476

Equity in earnings of an affiliated company	-	(1)	-	-

Minority interests in net loss income of subsidiaries, net	-	-	-	(2)

Net Income (loss) for the period	(228)	(57)	(553)	474

Basic and diluted net income (loss) per share	(0.005)	(0.001)	(0.013)	0.012
Weighted average number of shares used in computing basic and diluted net income (loss) per share	41,122,078	40,019,942	41,122,078	39,995,162

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

  US Dollars in thousands

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income (loss)	(553)	474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	-	(275)
Loss from sale of property and equipment	31	-
Depreciation and amortization	346	318
Accrued interest and linkage difference on loans, net	-	1
Interest and linkage differences in regard to shareholders	3	7
Minority interest in results of subsidiaries, net	-	2
Provision (benefit) for deferred income taxes	16	38
Other income	-	(473)
Changes in assets and liabilities:
Decrease (increase) in inventories	(9)	23
Increase in accrued severance pay	6	2
Increase in trade receivables	(176)	(77)
Decrease (increase) in other accounts receivable	(19)	39
Increase in related party receivables	(13)	(16)
Increase (decrease) in trade payables, accrued expenses and other liabilities	147	(42)
Net cash provided by (used in) operating activities	(221)	21

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares	-	2,353
Purchases and production of property and equipment	(450)	(212)
Proceeds from sale of property and equipment	81	-
Acquisitions of intangibles assets	(1)	-
Short-term bank deposits, net	5	(47)
Acquisition of minority interest in a subsidiary	(73)	-
Net cash provided by (used in) investing activities	(438)	2,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans, net of deferred expenses	-	336
Repayment of long-term loans	(48)	(145)
Repayment of long-term loans from shareholders	(120)	(5)
Net cash provided by (used in) financing activities	(168)	186

Effect of exchange rate changes on cash and cash equivalents	(18)	(33)
Change in cash and cash equivalents	(845)	2,268
Cash and cash equivalents at the beginning of the period	2,344	609
Cash and cash equivalents at the end of the period	1,499	2,877

Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Acquisition of property and equipment on short-term credit	264	-
Cash paid during the period for interest	56	55
Cash paid during the period for income taxes	18	35
Investment in shares of an affiliate in exchange for shares issued by the Company	-	371
Conversion of accounts payable into share capital	-	77

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars, is the first of the new range of products, the research and development of which was completed in 2007. Subsequently, during the second half of 2007, the Company entered the production phase of the HOMI® 336 system. The first pilot installation of the HOMI® 336 systems was completed, and the Company is currently manufacturing additional HOMI® 336 systems for scheduled installations.

Until February 13, 2007, HOMI and its subsidiaries were dependent upon a sole supplier, Bartech Systems International, Inc. ("BSI") to provide minibars custom built to their specifications. As further mentioned in note 1(c) below, subsequent to the abovementioned date, the Company is no longer subject to such dependence.

c.
On February 13, 2007, HOMI and several of its subsidiaries entered into a series of agreements BSI and one of its subsidiaries, pursuant to which the parties settled and resolved all outstanding disputes between them. In addition to mutual waivers and releases, key elements of the settlement were as follows:

-
BSI sold to Hila International Corp. ("Hila"), a wholly owned subsidiary of HOMI, all of BSI's shares and rights in HOMI USA (formerly HOS) in consideration for a nominal amount of one dollar. Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila.  As a result of this share purchase, HOMI USA became, as of February 13, 2007, a wholly owned subsidiary of HOMI.

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
INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Form 10-KSB filed March 31, 2008.

b. Use of Estimates

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

c. Financial Statements in US dollars

The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations.

The financial statements of foreign subsidiaries, whose functional currency is not the US dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate effective at the date of transaction where significant, and in all other cases the average exchange rate for the period. The resulting translation adjustments are not included in determining net loss but are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

d. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries listed below:
		Ownership Percentage	Number of Operational Minibars
Subsidiary Name	Area
			30.06.2008	31.12.2007
HOMI USA, Inc. (1)	U.S.A.	100%	2,829	2,613
HOMI Europe Sarl (2)	ROW	100%	2,580	2,580
HOMI Israel Ltd.	Israel	100%	1,764	1,611
HOMI (Operation 99) Ltd.	Israel	100%	167	167
HOMI South Africa (Pty) Ltd. (3), (4)	South Africa	100%	483	858
			7,823	7,829

(1)	- Until February 2007 – the company's interest in HOMI USA was 70%. See note 1(c).
- The additional 216 minibars in the United States were installed during June 2008.
(2)	- Through subsidiaries in Italy (including a Malta branch), Germany, Australia and the U.K.
-	The subsidiary in the United Kingdom commenced its operations in August 2006. Operation of this subsidiary was temporarily placed on hold by HOMI at the beginning of 2007.
(3)
From March 2008, HOMI South Africa (Pty) Ltd. ("HOMI SA") is a 100% wholly owned subsidiary of HOMI Israel Ltd. ("HOMI Israel"). Previous to such date, HOMI Israel's interest in HOMI SA was 60%. (see Note 4 below).

(4)
On March 10, 2008, 375 minibars were sold to the order of Ice Maiden International Ltd. (which until such date owned a 40% interest in HOMI SA), all as part of the transaction described in Note 4 below.

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e. Research and Development Expenses and Capitalized Costs

Research and development expenses are charged to the statement of operations as incurred.
   Costs and acquisitions related to pre-production, production support, tools and molds are charged to fixed assets.

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

g. Basic and Diluted Net Income (Loss) per Share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the six months ended June 30, 2008 and 2007; accordingly basic and diluted net Income (loss) per share are identical for both of such periods.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

h.  Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:
	June 30,	December 31,
	2008	2007
New Israeli Shekel (NIS)	$ 0.298	$ 0.260
Euro (EU)	$ 1.577	$ 1.471
South African Rand (SAR)	$ 0.128	$ 0.147
Australian Dollar (AU$)	$ 0.962	$ 0.887
Pound Sterling (GBP)	$ 1.991	$ 2.005

	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2008	2007
NIS	14.6%	1.7%
EU	7.2%	1.2%
SAR	(12.9%)	(3.8%)
AU$	8.5%	2.1%
GBP	(0.7%)	(0.4%)

i. Implementation of new accounting standards

FIN 48 - Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Adoption of this statement does not have a material impact on the Company's consolidated financial position or results of operations.

SFAS 157 – Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements" (“FAS 157”). This standard establishes a standard definition for fair value establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

3.	Non-financial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

4.	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.

2.	Is irrevocable (unless a new election date occurs).

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                      RELATED PARTY TRANSACTIONS

   During the six months ended June 30, 2008 and 2007, the Company incurred various related party expenses as follows:

	For the Period Ended June 30,
Description	2008	2007

Directors' Fees and Liability Insurance	25	44
Consulting and Management Fees	201	309
Financial Expenses	3	9

Totals	229	362

In addition, see note 4 below.

NOTE 4:-                      OTHER SIGNIFICANT CURRENT PERIOD EVENTS

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

The Closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets & equipment owned by HOMI SA which were installed in two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $102.5 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder's Loan. (ii) arrangements were made for the repayment of the balance of the Shareholder Loan in the amount of $ 9.5.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of the Company.

The above mentioned transactions resulted in other income in the amount of approximately $7 to the Company.

-------------------------

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2008 and our results of operations for the three months ended June 30, 2007 and 2008. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2007 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2008 and 2007.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2007 the Company’s balance sheet includes $4,597,000 of fixed assets, net. As of June 30, 2008, our balance sheet included $4,855,000 of fixed assets net. The Company has completed its impairment test for the three months ended June 30, 2008  and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product designed and manufactured by HOMI. Additional affiliated products are currently in the final stages of development.

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

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.  Using these methods, we already manage many thousands of minibars for our customers, who are spread over five continents around the world. We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

REVENUES

For the three months ended June 30, 2007 and 2008, HOMI had revenues of $984,000 and $936,000, respectively, a decrease of $48,000 or 4.9%. These revenues arise primarily from the sale of refreshments in the minibars.

The decrease in revenues is mostly as a result of HOMI's indirect acquisition of the minority interest in HOMI South Africa (Pty) Ltd. (“HOMI SA”). As of January 1, 2008, HOMI SA no longer provides outsourcing services to two of the three hotels in South Africa to which it provided services prior to such acquisition. The revenues for the three months ended June 30, 2007, include revenues from such two hotels in South Africa, whereas the revenues for the three months ended June 30, 2008 do not.

For the three months ended June 30, 2008, our three largest customers accounted for approximately 30.58% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $545,000 for the three months ended June 30, 2007 to $476,000, for the three months ended June 30, 2008.  Gross profit margin, before consideration of depreciation expense, decreased from 55.4% to 50.9%.

Gross profit, after consideration of depreciation expense, decreased from $392,000 for the three months ended June 30, 2007 to $299,000, for the three months ended June 30, 2008.  Gross profit margin decreased from 39.8% to 31.9%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2007 and 2008 were $439,000 and $460,000, respectively, an increase of $21,000 or 4.9%.

Depreciation expense for the three months ended June 30, 2007 and 2008 approximated $153,000 and $177,000, respectively, an increase of $24,000, or 15.7%. As a percentage of revenues, depreciation expense increased from 15.5% to 18.9%. The increase in depreciation expense is primarily due to the fact that during this quarter we began, for the first time, to depreciate certain tools, molds and other assets related to the production process of the HOMI® 336 systems..

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. Research and Development is expensed to operations as incurred. Total research and development expenses for the three months ended June 30, 2007 were $43,000 and $34,000 for the three months ended June 30, 2008. Production of the HOMI® 336 began during the fourth quarter of 2007. The first pilot installation of the HOMI® 336 system was completed, and the Company is currently manufacturing additional HOMI® 336 systems for scheduled installations. In addition, additional new products are currently in final stages of development.

OPERATING EXPENSES

General and Administrative expenses increased from $332,000 for the three months ended June 30, 2007 to $423,000 for the three months ended June 30, 2008, or by 27.4%. As a percentage of revenues, general and administrative expenses increased from 33.7% to 45.2%.

This increase is due to additional consulting services that we have retained as well as the expansion of our financial department.

Selling and Marketing expenses increased from $74,000 for the three months ended June 30, 2007 to $106,000 for the three months ended June 30, 2008, or by 43.2%, primarily as a result of the intensive marketing efforts related to the HOMI® 336 system and creation of a new sales and marketing infrastructure for a new range of products.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2007 and 2008 we had financial income of $19,000 and $14,000, respectively, a decrease of $5,000. These amounts are due primarily to currency exchange differences due to the fluctuation of the US$ exchange rate.

OTHER INCOME (EXPENSES)

For the three months ended June 30, 2007 and 2008 we had other income of $0 and other expense of $1,000, respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2007 and 2008 we had net loss of $57,000 and $228,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

REVENUES

For the six months ended June 30, 2008 and 2007, HOMI had revenues of $1,820,000 and $1,783,000, respectively, an increase of $37,000 or 2.1%. These revenues arise primarily from the sale of refreshments in the minibars.

The increase in revenues is due to the fact that in the first quarter of 2008 there was an increase in occupancy rates in some of the countries in which we operate, resulting in an increase in minibar consumption and accordingly in revenues. In addition, a large portion of our sales is denominated in non-U.S. Currencies, most of which have gained strength against the U.S. Dollar, resulting in an increase in revenues as reported in U.S. Dollars.

In addition, as a result of HOMI's indirect acquisition during the fourth quarter of 2007 of the 50% interest in HOMI (Operation 99) Ltd. that was previously held by non-affiliated entities, the revenues of HOMI (Operation 99) Ltd. were for the first time included in HOMI's consolidated revenues as of January 1, 2008.

Notwithstanding, as a result of HOMI's indirect acquisition of the minority interest in HOMI South Africa (Pty) Ltd. (“HOMI SA”), as of January 1, 2008, HOMI SA no longer provides outsourcing services to two of the three hotels in South Africa to which it provided services prior to such acquisition. The revenues for the six months ended June 30, 2007, include revenues from such two hotels in South Africa, whereas the revenues for the six months ended June 30, 2008 do not.

For the six months ended June 30, 2008, our three largest customers accounted for approximately 30.28% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, slightly increased from $968,000 for the six months ended June 30, 2007 to $971,000, for the six months ended June 30, 2008.  Gross profit margin, before consideration of depreciation expense, slightly decreased from 54.3% to 53.3%.

Gross profit, after consideration of depreciation expense, decreased from $666,000 for the six months ended June 30, 2007 to $652,000, for the six months ended June 30, 2008.  Gross profit margin slightly decreased from 37.4% to 35.8%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2007 and 2008 were $815,000 and $849,000, respectively, an increase of $34,000 or 4.2%.

Depreciation expense for the six months ended June 30, 2007 and 2008 approximated $302,000 and $319,000, respectively, an increase of $17,000, or 5.6%. As a percentage of revenues, depreciation expense increased from 16.9% to 17.5%. The increase in depreciation expense is mostly due to the fact that during this quarter we began, for the first time, to depreciate certain tools, molds and other assets related to the production process of the HOMI® 336 systems.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. Research and Development is expensed to operations as incurred. Total research and development expenses for the six months ended June 30, 2007 were $88,000 and $38,000 for the six months ended June 30, 2008. Production of the HOMI® 336 began during the fourth quarter of 2007. The first pilot installation of the HOMI® 336 system was completed, and the Company is currently manufacturing additional HOMI® 336 systems for scheduled installations. In addition, additional new products are currently in final stages of development.

OPERATING EXPENSES

General and Administrative expenses increased from $654,000 for the six months ended June 30, 2007 to $847,000 for the six months ended June 30, 2008, or by 29.5%. As a percentage of revenues, general and administrative expenses increased from 36.7% to 46.5%.

Part of the increase is due to the fact that the General and Administrative expenses for the six months ended June 30, 2008 include a onetime expense of approximately $54,000 as a result of the purchase of the minority interest in HOMI SA.

When excluding such onetime expense, we finished the six months ended June 30, 2008 with General and Administrative expenses of $793,000, an increase of 21.2% as compared to the six months ended June 30, 2007. Such increase is partly due to the fact that many of our local operator's fees, in the various countries in which we operate, are computed as a percentage of revenues which, as indicated above, increased in the first quarter of 2008. In addition, since 2007 we have retained additional consulting services and have expanded our financial department.

Selling and Marketing expenses increased from $148,000 for the six months ended June 30, 2007 to $233,000 for the six months ended June 30, 2008, or by 57.4%, primarily as a result of the intensive marketing efforts related to the HOMI® 336 system and creation of a new sales and marketing infrastructure for a new range of products.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2007 and 2008 we had financial expenses of $8,000 and $87,000, respectively, an increase of $79,000. These amounts include interest expense (net) of approximately $73,000 and $56,000, respectively. The remaining amount are due primarily to currency exchange differences due to the fluctuation of the US$ exchange rate.

OTHER INCOME (EXPENSES)

For the six months ended June 30, 2007 and 2008 we had other income of $739,000 and $6,000, respectively.

The income for the six months ended June 30, 2007 was a result of the sale of shares we held in Bartech Systems International, Inc. ("Bartech") and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

The income for the six months ended June 30, 2008 was a result of the purchase of the minority interest in HOMI SA as stated below.

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

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2007 we had net income of $474,000 and  for the six months ended June 30, 2008, we had a net (loss) of $(553,000).

As indicated above, the net income in 2007 was primarily a result of income of $739,000 derived from selling the shares we held in Bartech Systems International, Inc. and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

When excluding the onetime gain of 2007, and when excluding the onetime gain of $7,000 included in other income and the onetime General and Administrative expense of $54,000, all of which incurred during the six months ended June 30, 2008 as a result of the purchase of the minority interest in HOMI SA, we finished the six months ended June 30, 2007 and 2008 with a net loss of $(265,000) and $(506,000) respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2008 of $2,829,000. During the six months ended June 30, 2008, we had net loss of $553,000.

Our financing activities resulted in cash of approximately $186,000 during the six months ended June 30, 2007 and during the six months ended June 30, 2008 we used cash in the amount of $168,000. On June 30, 2008, we had long term liabilities of approximately $1,316,000, which are mainly comprised of loans and convertible notes.

On June 30, 2008, we had cash and cash equivalents of approximately $1,499,000. We believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

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

As of the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2008, while certain of our disclosure controls and procedures were effective, other disclosure controls and procedures were not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2008, we did not issue any securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2008.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)

3.1	Certificate of Incorporation (1) (2)

3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)

3.2	By-Laws (1) (2)

10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)

10.2	BTM-BSI Agreement for South Africa (1) (3)

10.3	HOS-BTM Stock Purchase Agreement (1) (3)

10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)

10.14	Employment Agreement between HOS and Ariel Almog (1) (5)

10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)

10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1)(7)

10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)

10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)

10.20	Financing Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28, 2005(1)

10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004(1)

14.0	Code of Ethics(8)

21.0	Subsidiaries(3)

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 18, 2008	By:	/s/ Jacob Ronnel
Name: Jacob Ronnel
Title: President and Chief Executive Officer