Form 10-Q
period 2008-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2008-11-14
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:
41,122,078 as of September 30, 2008

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2008 and December 31, 2007	4-5

Statements of Operations -
Nine and three months ended September 30, 2008 and 2007	6

Statements of Cash Flows -
Nine months ended September 30, 2008 and 2007	7-8

Notes to the Consolidated Financial Statements	9-15

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS	16

Item 3 – QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT	25
MARKET RISK

Item 4T – CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION	26

Item 1 – LEGAL PROCEEDINGS	26

Item 1A – RISK FACTORS	26

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS	26

Item 3 – DEFAULTS UPON SENIOR SECURITIES	26

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

Item 5 – OTHER INFORMATION	26

Item 6 - EXHIBITS	26

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

SEPTEMBER 30, 2008

UNAUDITED

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	848	2,344
Short-term bank deposits	-	5
Receivables:
Trade (net of allowance for doubtful accounts of $0 thousand as of September 30, 2008 and December 31, 2007)	700	791
Other (net of allowance for doubtful accounts of $54 thousand as of September 30, 2008 and $0 as of December 31, 2007)	251	125
Inventories	273	251

Total current assets	2,072	3,516

LONG-TERM INVESTMENTS:
Severance pay fund	53	33

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	4,851	4,541
Other property and equipment	78	56

	4,929	4,597

OTHER ASSETS:
Deferred expenses, net	72	90
Intangible assets	74	56

Total other assets	146	146

TOTAL	7,200	8,292

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	September 30,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans	109	292
Current maturities of convertible notes	112	-
Trade payables	507	374
Accrued expenses and other liabilities	316	299

Total current liabilities	1,044	965

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	702	785
Convertible notes	382	494
Accrued severance pay	70	45
Deferred taxes	32	21

Total long-term liabilities	1,186	1,345

MINORITY INTEREST	-	(26)

SHAREHOLDERS' EQUITY:
Preferred stock, $ 0.001 par value; 5,000,000 shares authorized; zero shares issues and outstanding	-	-
Common stock, $0.001 par value; 105,000,000 shares authorized; and 41,122,078 shares issued and outstanding	41	41
Additional paid-in capital	8,048	8,048
Accumulated other comprehensive income	208	195
Accumulated deficit	(3,327)	(2,276)

Total shareholders’ equity	4,970	6,008

TOTAL	7,200	8,292

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

For the Three Months Ended			For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	1,014	960	2,834	2,743

Costs of revenues:

Depreciation	(175)	(149)	(494)	(451)

Other	(502)	(395)	(1,351)	(1,210)

Gross profit	337	416	989	1,082

Operating expenses:

Selling and marketing	(98)	(78)	(331)	(226)

Research and development	(54)	(22)	(92)	(110)

General and administrative	(446)	(352)	(1,293)	(1,006)

Loss before financial income (expenses) and other income, net	(261)	(36)	(727)	(260)

Financial income (expenses), net	(222)	36	(309)	28

Other income, net (see Notes 1c and 4)	-	3	6	742

Income (Loss) before taxes on income	(483)	3	(1,030)	510

Provision for income taxes	(15)	(23)	(21)	(54)

Income (Loss) before minority interest in income of subsidiaries	(498)	(20)	(1,051)	456

Minority interest in income of subsidiaries	-	-	-	(2)

Net Income (loss) for the period	(498)	(20)	(1,051)	454

Basic and diluted net income (loss) per share	(0.0121)	(0.0005)	(0.0256)	0.0113
Weighted average number of shares used in computing basic and diluted net income (loss) per share	41,122,078	40,325,188	41,122,078	40,105,171

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
      US Dollars in thousands

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income (loss)	(1,051)	454
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	-	(275)
Loss from sale of property and equipment	30	-
Depreciation and amortization	548	483
Accrued interest and linkage difference on loans, net	-	1
Interest and linkage differences in regard to shareholders and subsidiaries	139	13
Minority interest in results of subsidiaries	-	2
Provision for deferred income taxes	25	54
Other income	-	(474)
Changes in assets and liabilities:
Decrease (increase) in inventories	(29)	12
Increase in accrued severance pay	5	4
Decrease (increase) in trade receivables	85	(125)
Decrease (increase) in other accounts receivable	(168)	14
Increase in related party receivables	(10)	-
Decrease in trade payables, accrued expenses and other liabilities	(63)	(44)
Net cash provided by (used in) operating activities	(489)	119

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares	-	2,353
Purchases and production of property and equipment	(798)	(315)
Proceeds from sales of property and equipment	80	-
Acquisitions of intangible assets	(17)	(28)
Short-term bank deposits, net	5	-
Acquisition of minority interest in a subsidiary	(73)	-
Net cash provided by (used in) investing activities	(803)	2,010

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net	-	1
Proceeds from long-term loans, net of deferred expenses	-	338
Repayment of long-term loans	(74)	(259)
Repayment of long-term loans from shareholders	(120)	(5)
Net cash provided by (used in) financing activities	(194)	75

Effect of exchange rate changes on cash and cash equivalents	(10)	(51)
Change in cash and cash equivalents	(1,496)	2,153
Cash and cash equivalents at the beginning of the period	2,344	609
Cash and cash equivalents at the end of the period	848	2,762

Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Prepayments in regards of property and equipment	59	-
Acquisition of property and equipment on short-term credit	220	172
Cash paid during the period for interest	90	64
Cash paid during the period for income taxes	43	55
Investment in shares of an affiliate in exchange for shares issued by the Company	-	371
Conversion of accounts payable into share capital	-	77

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars, is the first of the new range of products, the research and development of which was completed in 2007. Subsequently, during the second half of 2007, the Company entered the production phase of the HOMI® 336 system. The first pilot installation of the HOMI® 336 systems was completed in early 2008. Additional installations have been completed since that time and the Company continues to manufacture the HOMI® 336 systems for scheduled installations. Further, the HOMI® 330, an additional new range product, is currently in the final stages of development.

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
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation
The accompanying financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Form 10-KSB filed March 31, 2008.

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

c. Financial Statements in US dollars
The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined that the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statement of operations.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

d. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries listed below:

		Ownership Percentage	Number of Operational Minibars
Subsidiary Name	Area
			September 30, 2008	December 31, 2007
HOMI USA, Inc. (1)	U.S.A.	100%	2,829	2,613
HOMI Europe Sarl (2)	ROW	100%	2,580	2,580
HOMI Israel Ltd.(3)	Israel	100%	2,402	1,611
HOMI (Operation 99) Ltd.	Israel	100%	167	167
HOMI South Africa (Pty) Ltd. (4), (5)	South Africa	100%	483	858
			8,461	7,829

(1)	- Until February 2007 – the company's interest in HOMI USA was 70%. See note 1(c).
- The additional 216 minibars in the United States were installed during June 2008.
(2)	- Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K.
-	The subsidiary in the United Kingdom commenced its operations in August 2006. Operation of this subsidiary was temporarily placed on hold by HOMI at the beginning of 2007.
-
During the third quarter of 2008, HOMI established a subsidiary in France which is expected to begin operations in the fourth quarter of 2008. The accounts of such subsidiary were included for the first time in the consolidated financial statements.

(3)	Out of the 791 minibars installed during the reported period, 639 were installed during the third quarter of 2008.
(4)
From March 2008, HOMI South Africa (Pty) Ltd. ("HOMI SA") is a 100% wholly owned subsidiary of HOMI Israel Ltd. ("HOMI Israel"). Previous to such date, HOMI Israel's interest in HOMI SA was 60%. (see Note 4a below).

(4)
On March 10, 2008, 375 minibars were sold to the order of Ice Maiden International Ltd. (which until such date owned a 40% interest in HOMI SA), all as part of the transaction described in Note 4a below.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS, South African Rand and Euro interest bearing deposits with major Israeli, U.S., European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

g. Basic and Diluted Net Income (Loss) per Share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the nine months ended September 30, 2008 and 2007; accordingly basic and diluted net Income (loss) per share are identical for both of such periods.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

h. Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2008	2007
New Israeli Shekel (NIS)	$ 0.292	$ 0.260
Euro (EU)	$ 1.462	$ 1.471
South African Rand (SAR)	$ 0.122	$ 0.147
Australian Dollar (AU$)	$ 0.830	$ 0.887
Pound Sterling (GBP)	$ 1.837	$ 2.005

	Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2008	2007
NIS	12%	5%
EU	(1%)	8%
SAR	(17%)	1%
AU$	(7%)	11%
GBP	(8%)	3%

i. Implementation of new accounting standards

SFAS 157 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

SFAS 159- The Fair Value Option for Financial Assets and Liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement):

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 to our consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-       RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and 2007, the Company incurred various related party expenses as follows:

	Nine Months Ended September 30,
Description	2008	2007

Directors' Fees and Liability Insurance	39	55
Consulting and Management Fees	294	378
Financial Expenses	3	12
Totals	336	445

In addition, see note 4a below.

NOTE 4:-     OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.  On December 28, 2007, HOMI Israel, which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI SA, entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned the remaining 40% of HOMI SA.

Under the Agreement, it was agreed that HOMI Israel will purchase Ice Maiden's 40% holding in HOMI SA at a purchase price of $ 73. In addition, it was agreed that the shareholder loan made by Ice Maiden to HOMI SA, the outstanding balance of which including accrued interest was $112 (the "Shareholder Loan"), would be repaid.

The Closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets & equipment owned by HOMI SA which were installed in two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $102.5 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder's Loan. (ii) repayment of the balance of the Shareholder's Loan in the amount of $ 9.5.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of the Company.

The above-mentioned transactions resulted in other income in the amount of approximately $7 to the Company.

 b. On September 26, 2008, the Company filed a Form S-1 regarding the proposed issue of rights to its stockholders to purchase up to 12.5 million additional shares at 12 cents per share, expected to yield gross proceeds of approximately $1.5 million. Subsequent to the balance sheet date, comments were received from the SEC, following which an amended S-1 was filed, on November 4, 2008. In the amended S-1, it is proposed that 15 million shares be offered, at 10 cents per share.
-------------------------

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2008 and our results of operations for the three months ended September 30, 2007 and 2008. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2007 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2008 and 2007.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2007 the Company’s balance sheet includes $4,597,000 of fixed assets, net.  As of September 30, 2008, our balance sheet included $4,929,000 of fixed assets net. The Company has completed its impairment test for the three months ended September 30, 2008 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product designed and manufactured by HOMI. The HOMI® 330, an additional new range product, is currently in the final stages of development.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Europe, Israel, Australia, and South Africa. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc. During this quarter, HOMI established a subsidiary in France which is expected to begin operations in the fourth quarter of 2008.

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

COSTS AND EXPENSES

Costs and expenses incurred in our outsource operations are generally as follows, but can vary depending on the circumstances and the nature and terms of specific agreements with customers:

(1)	The purchase and / or manufacturing of the minibar systems to be installed in hotels; this capital expense is charged to property and equipment and depreciated over a period of ten years;

(2)
The purchase of the consumables to be placed in the minibars; we purchase these products from various vendors; sometimes the customer will purchase the alcoholic beverages to be placed in the minibars and we reimburse the customer for such purchases;

(3)	Labor costs relating to the minibar attendants;

(4)	General and Administrative, and Marketing expenses;

(5)	Maintenance costs relating to the minibar systems;

(6)	Finance expenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

REVENUES

For the three months ended September 30, 2007 and 2008, HOMI had revenues of $960,000 and $1,014,000, respectively, an increase of $54,000 or 5.6%. These revenues arise primarily from the sale of refreshments in the minibars.

The increase in revenues is partially due to increase in occupancy rates and partially as a result of the sales of refreshments in the HOMI® 336 systems which were installed in additional hotels.
For the three months ended September 30, 2008, our three largest customers accounted for approximately 31.32% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $565,000 for the three months ended September 30, 2007 to $512,000, for the three months ended September 30, 2008.  Gross profit margin, before consideration of depreciation expense, decreased from 58.9% to 50.5%.

Gross profit, after consideration of depreciation expense, decreased from $416,000 for the three months ended September 30, 2007 to $337,000, for the three months ended September 30, 2008.  Gross profit margin decreased from 43.3% to 33.2%.

The decrease in Gross Profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the new HOMI® 336 minibars installed whereas such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2007 and 2008 were $395,000 and $502,000, respectively, an increase of $107,000 or 26.4%.
Depreciation expense for the three months ended September 30, 2007 and 2008 approximated $149,000 and $175,000, respectively, an increase of $26,000, or 17.4%. As a percentage of revenues, depreciation expense increased from 15.5% to 17.3%. The increase in depreciation expense is primarily due to the fact that in this quarter we depreciated certain tools, molds and other assets related to the production process of the HOMI® 336 systems. In addition, this quarter we have begun to depreciate the cost of the new HOMI® 336 systems which were installed during the last two quarters.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. Research and Development is expensed to operations as incurred. Total research and development expenses for the three months ended September 30, 2007 were $22,000 and $54,000 for the three months ended September 30, 2008. Production of the HOMI® 336 began during the fourth quarter of 2007. The first pilot installation of the HOMI® 336 systems was completed in early 2008. Additional installations have been completed since that time and the Company continues to manufacture the HOMI® 336 systems for scheduled installations. Further, the HOMI® 330, an additional new range product, is currently in the final stages of development.

OPERATING EXPENSES

General and Administrative expenses increased from $352,000 for the three months ended September 30, 2007 to $446,000 for the three months ended September 30, 2008, or by 26.7%. As a percentage of revenues, general and administrative expenses increased from 36.7% to 44.0%.
This increase is due to additional consulting services that we have retained as well as the expansion of our financial department and hiring a new president.  .
Selling and Marketing expenses increased from $78,000 for the three months ended September 30, 2007 to $98,000 for the three months ended September 30, 2008, or by 25.6%, primarily as a result of the continued marketing efforts related to the HOMI® 336 and HOMI® 330 system and creation of a new sales and marketing infrastructure for a new range of products.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2007 we had financial income of $36,000, while for the three months ending September 30, 2008, we had financial expenses of $222,000, additional financial expense of $258,000. The increase in financial expenses is primarily due to currency exchange differences on US$ denominated intercompany balances which arose primarily due to the fact that this quarter the US$ gained strength against the local currencies.

OTHER INCOME (EXPENSES)

For the three months ended September 30, 2007 and 2008 we had other income of $3,000 and other expense of $0, respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2007 and 2008 we had net loss of $20,000 and $498,000, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

REVENUES

For the nine months ended September 30, 2007 and 2008, HOMI had revenues of $2,743,000 and 2,834,000, respectively, an increase of $91,000 or 3.3%. These revenues arise primarily from the sale of refreshments in the minibars.

The increase in revenues is due to the fact that in the first three quarters of 2008 there was an increase in occupancy rates in some of the countries in which we operate, resulting in an increase in minibar consumption and accordingly in revenues. In addition we began installation of the HOMI® 336 system in additional hotels, which also contributed to our revenues. Further, a large portion of our sales is denominated in non-U.S. currencies, most of which gained strength against the U.S. Dollar, particularly during the first half of 2008, resulting in an increase in revenues as reported in U.S. Dollars.
In addition, as a result of HOMI's indirect acquisition during the fourth quarter of 2007 of the 50% interest in HOMI (Operation 99) Ltd. that was previously held by non-affiliated entities, the revenues of HOMI (Operation 99) Ltd. were for the first time included in HOMI's consolidated revenues as of January 1, 2008.

Notwithstanding, as a result of HOMI's indirect acquisition of the minority interest in HOMI South Africa (Pty) Ltd. (“HOMI SA”), as of January 1, 2008, HOMI SA no longer provides outsourcing services to two of the three hotels in South Africa to which it provided services prior to such acquisition. The revenues for the nine months ended September 30, 2007, include revenues from such two hotels in South Africa, whereas the revenues for the nine months ended September 30, 2008 do not.
For the nine months ended September 30, 2008, our three largest customers accounted for approximately 30.4% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $1,533,000 for the nine months ended September 30, 2007 to $1,483,000, for the nine months ended September 30, 2008.  Gross profit margin, before consideration of depreciation expense, decreased from 55.9% to 52.3%.

Gross profit, after consideration of depreciation expense, decreased from $1,082,000 for the nine months ended September 30, 2007 to $989,000, for the nine months ended September 30, 2008.  Gross profit margin decreased from 39.4% to 34.9%.

The decrease is Gross Profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the newly installed  HOMI® 336 minibars, whereas such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the nine months ended September 30, 2007 and 2008 were $1,210,000 and $1,351,000, respectively, an increase of $141,000 or 11.7%.
Depreciation expense for the nine months ended September 30, 2007 and 2008 approximated $451,000 and $494,000, respectively, an increase of $43,000, or 9.5%. As a percentage of revenues, depreciation expense increased from 16.4% to 17.4%. The increase in depreciation expense is mostly due to the fact that we have begun depreciating certain tools, molds and other assets related to the production process of the HOMI® 336 systems. In addition this quarter we began to depreciate the cost of the new HOMI® 336 systems which were installed during the last two quarters.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. Research and Development is expensed to operations as incurred. Total research and development expenses for the nine months ended September 30, 2007 were $110,000 and $92,000 for the nine months ended September 30, 2008. Production of the HOMI® 336 began during the fourth quarter of 2007. The first pilot installation of the HOMI® 336 systems was completed in early 2008. Additional installations have been completed since that time and the Company continues to manufacture the HOMI® 336 systems for scheduled installations. Further, the HOMI® 330, an additional new range product, is currently in the final stages of development.

OPERATING EXPENSES

General and Administrative expenses increased from $1,006,000 for the nine months ended September 30, 2007 to $1,293,000 for the nine months ended September 30, 2008, or by 28.5%. As a percentage of revenues, general and administrative expenses increased from 36.7% to 45.6%. Part of the increase is due to the fact that the General and Administrative expenses for the nine months ended September 30, 2008 include a onetime expense of approximately $54,000 as a result of the purchase of the minority interest in HOMI SA.

When excluding such onetime expense, we finished the nine months ended September 30, 2008 with General and Administrative expenses of $1,239,000, an increase of 23.2% as compared to the nine months ended September 30, 2007. Such increase is partly due to the fact that many of our local operator's fees in the various countries in which we operate are computed as a percentage of revenues which, as indicated above, increased in the first three quarters of 2008. In addition, such increase is also due partly due to additional consulting services that we have retained as well as the expansion of our financial department and the hiring of a new president.

Selling and Marketing expenses increased from $226,000 for the nine months ended September 30, 2007 to $331,000 for the nine months ended September 30, 2008, or by 46.5%, primarily as a result of the intensive marketing efforts related to the HOMI® 336 and HOMI® 330 systems and creation of a new sales and marketing infrastructure for a new range of products.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2007 we had financial income of $28,000, and for the nine months ended September 30, 2008, we had financial expenses of $309,000, additional financial expense of $337,000. These amounts include interest expense (net) of approximately $67,000 and $96,000, respectively. The remaining amount of financial expenses for the nine months ended September 30, is due primarily to a currency exchange loss as a result of the fluctuation of the US$ exchange rate.

OTHER INCOME (EXPENSES)

For the nine months ended September 30, 2007 and 2008 we had other income of $742,000 and $6,000, respectively.

The income for the nine months ended September 30, 2007 was primarily a result of the sale of shares we held in Bartech Systems International, Inc. ("Bartech") and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

The income for the nine months ended September 30, 2008 was a result of the purchase of the minority interest in HOMI SA as stated below.

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

The closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets and equipment owned by HOMI SA which were installed at two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $102,500 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder Loan, and (ii) repayment of the balance of the Shareholder Loan in the amount of $9,500.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of HOMI.

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2007 we had net income of $454,000 and for the nine months ended September 30, 2008, we had a net loss of $1,051,000.

As indicated above, the net income in 2007 was primarily a result of income of $742,000 derived from selling the shares we held in Bartech Systems International, Inc. and the purchase, through a HOMI subsidiary, of Bartech's interest in HOMI USA, Inc.

When excluding the onetime gain of 2007, and when excluding the onetime gain of $6,000 included in other income and the onetime General and Administrative expense of $54,000, all of which incurred during the nine months ended September 30, 2008 as a result of the purchase of the minority interest in HOMI SA, we finished the nine months ended September 30, 2007 and 2008 with a net loss of $288,000 and $1,003,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2008 of $3,327,000. During the nine months ended September 30, 2008, we had net loss of $1,051,000.

Our financing activities resulted in cash of approximately $75,000 during the nine months ended September 30, 2007 and during the nine months ended September 30, 2008 we used cash in the amount of $194,000. On September 30, 2008, we had long term liabilities of approximately $1,186,000, which are mainly comprised of loans and convertible notes.

On September 30, 2008, we had cash and cash equivalents of approximately $848,000.  We believe that we have sufficient cash and cash equivalents to finance our existing operations for the next 12 months. However, such amount is not sufficient to fund the manufacture of our minibars over the next 12 months. In order to continue manufacturing our minibars, we will need to raise additional capital. In this respect, on September 26, 2008, we filed a registration statement on Form S-1 regarding the proposed issue of rights to our stockholders to purchase up to $1.5 million of our common stock.

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

As of the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2008, while certain of our disclosure controls and procedures were effective, other disclosure controls and procedures were not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2008, we did not issue any securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

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

32.1
Certification of HOMI’s Chief Executive Officer and HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 13, 2008	By:	/s/ Jacob Ronnel
Name: Jacob Ronnel
Title: Chief Executive Officer
(Principal Executive Officer)