Form 10-K
period 2008-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-04-13
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-91988

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC.
(Exact Name of Registrant as Specified in its charter)

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

Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)  ☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008, the last business day of the registrant's most recently completed year:

41,122,078 shares at $.04065 (1) = $2,672,935

(1) Average of bid and ask closing prices on March 31, 2009

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

69,453,364 common shares issued and outstanding as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1	Business	3
	General	3
	Our Growth Strategy	4
	Operations	5
	Competition	6
	Customers and Markets	6
	Government Regulations	6
	Intellectual Property	7
	Employees	7
	Corporate Structure	7
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	10
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Forward-Looking Statements	11
	Critical Accounting Policies	11
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts	11
	Long-Lived Assets	12
	Overview	13
	Cost and Expenses	13
	Results of Operations	13
	Liquidity and Capital Resources	14
	Subsequent Events	15
	Off-Balance Sheet Arrangements	15
	Inflation	15
	International Tax Implications	15
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	16
Item 8	Financial Statements and Supplementary Data	17
	Report of Independent Registered Public Accounting Firm	FS 2
	Consolidated Balance Sheets	FS 3
	Consolidated Statements of Operations	FS 5
	Consolidated Statements of shareholders’ Equity	FS 6
	Consolidated Statements of Cash Flows	FS 7
	Notes to Consolidated Financial Statements	FS 9-27
Item 9	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure	45
Item 9A(T)	Controls and Procedures	45
Item 9B	Other Information	46

PART III
Item 10	Directors, Executive Officers and Corporate Governance	47
Item 11	Executive Compensation	49
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13	Certain Relationships and Related Transactions And Director Independence	51
Item 14	Principal Accountant Fees and Services	52
	Signatures	54
PART IV
Item 15	Exhibits and Financial Statement Schedules	53

FORM 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc.  is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development and/or manufacture. The HOMI® 336 is the first product to be designed and manufactured by the Company.

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which market, and operate computerized minibars in hotels located in the United States, Europe, Australia and Israel. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as "we", "us", "our" or" HOMI."  HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus primarily on manufacturing, operating, servicing and marketing computerized minibars installed in upscale hotels throughout the world.

We believe that by using the appropriate equipment, including technologically advanced computerized minibars, we are able to materially improve the performance of the minibar departments, thereby improving the hotel’s bottom line.

For some years now, the hotel industry has been focusing on outsourcing many of the functions related to its key activities, in order to increase efficiency and lower fixed costs. In periods of economic slow-down, the interest in outsourcing solution may actually increase. We offer our customers a number of solutions that are designed to meet this need, in relation to the minibar departments, ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements.

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

Using these methods, we already manage many thousands of minibars for our customers, who are spread over four continents around the world.

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

Our activities currently focus on North America, Europe, Asia Pacific and Israel. We intend to consolidate and increase our business in the regions in which we are already active. We also believe that there are growth opportunities in new markets, and that by implementing the same models that have been successful for us in our current markets, we will be able to replicate our success in these other regions also.

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels. An integral part of this strategy involves the sale, rental, installation and outsource programs of the HOMI® 336 and the New Range of Products. Features of HOMI® 336 and the New Range of Products which we believe will make it easier to enter the mid-scale range of hotels include:

	Mechanism against mistaken charges. This has been designed to increase the accuracy of the automatic billing.

Substantially lower operating costs. This should improve profit margins and means that HOMI will be able to offer the HOMI® 336 and the New Range of Products to midscale/mid-market hotels, a very large sector previously closed to HOMI in the past, as well as to upscale hotels.


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

Accordingly, we manufacture our own New Range of Products, or purchase other manufacturers’ new minibars, and install them at the hotel’s premises, at no immediate cost to the hotel. In the case of computerized minibars, the installation also includes software designed to interface between the minibars and the customer’s existing management software, so that various actions relating to usage of the minibars such as, consumption of products from the minibars, and the locking/unlocking of the minibars, can be logged or controlled by the customer and by us. We then manage and operate the minibar department for the customer. We also supply full maintenance services for the minibars. We carry the operating expenses of the minibar department, and net revenues (after rebates and other discounts, if any) from the minibar department are shared, with us receiving the majority of the revenue and the hotel retaining the balance of the revenues. Generally, we offer incentives to the hotel so that the customer’s relative share increases as the net revenue per minibar rises.

In this model, the initial term of our agreement with the hotel is several years, and the customer typically has an option to purchase the turnkey system from us at one or more points in time during the term of the agreement. Our objective is to provide our services to the customer for the full term of the agreement, but this business model remains profitable even if the customer decides, at any stage, to exercise its option to purchase the system from us.

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

We believe that this type of model offers the customer many advantages in relation to its minibar department, including the following:

	No capital expenditure on the minibars

	A new revenue stream, if no minibars were previously installed and operational

	No labor expenses and no operating costs

	No purchase of goods and no inventory management

	Added service to guests, thereby improving the customer’s competitive edge

	No downside: hotel is minimizing its risks, both financial and other

	Added flexibility, via the customer’s option to purchase the system

	Outsourcing allows the hotel to focus on major revenue sources

	Quality of service: we specialize in the field

	Increased control and management, extensive reporting

	No maintenance by customer

	Periodic technical and technological upgrades

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

Our hands-on management strategy, combined with on-site supervision, allows us to assume responsibility for the following matters, thereby enabling our customers to concentrate their efforts in other areas:

	Implementation of our exclusive operating procedures

	Procurement of the consumables that are offered in the minibars

	Management of inventory control and monitoring of expiry dates of consumables

	Implementation of procedures to handle and reduce rebates

	Periodic reconciliation of accounts

	Training of minibar attendants and front office employees

	Maintenance and support

Our objective, is to enable our customers to increase the net revenues that are generated by their minibar departments, including by the following means:

	Taking active involvement in the selection and pricing of consumables

	Implementing innovative and attractive product mixes for different room categories

	Producing attractive, creative and novel menus

	Improving minibar visibility

	Proposing and implementing effective promotional activities

	Reducing rebates & manual emptying of minibars by guests

	In-depth and real-time data logging and reporting, thereby creating extensive sales statistics and enabling effective data-mining, designed to adapt the system to improve performance

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

As of December 31, 2008, we provide operation and/or management services to the minibar departments of 23 hotels, most of which are affiliated with prominent international hotel chains such as Sheraton, Hyatt, Radisson and others.
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

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and our New Range of Products, and patent applications in this regard are currently pending in the USA and the European Union. In 2008, a further patent application was filed in the USA, with regard to certain additional features of our New Range of Products, and this application is pending. As of the date hereof, no patents have yet been granted. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2008, HOMI and its subsidiaries had 30 full time employees

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

Our operating subsidiaries can, as of December 31, 2008, be summarized as follows:

HOMI USA, Inc. (“HOMI USA”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI (Operation 99) Ltd. (“HOMI Operation”)

HOMI Australia Pty Ltd. (“HOMI Australia”)
HOMI Deutschland GmbH (“HOMI Germany”)
HOMI Italia S.R.L. (“HOMI Italy”)
HOMI France SAS
HOMI UK Limited

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A:	RISK FACTORS

1.  We are dependent on a small number of customers for a large percentage of our business.

In 2008, our three largest customers provided [30.3] %   of our sales revenues, and in 2007, our three largest customers provided 28.5% of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

2.  We depend on key personnel, the loss of whom could adversely affect our ability to perform, market our company and obtain contracts with major hotels.

Our success is substantially dependent on the performance of our executive officers, Daniel Cohen and Jacob Ronnel. The loss of the services of either of these executive officers could have a material adverse effect on our business, results of operations and financial condition. In addition to being executive officers of HOMI, Mr. Cohen and Mr. Ronnel are executive officers of most of our subsidiaries. We are further dependent on the performance of Ariel Almog, Chief Executive Officer of HOMI USA, Inc. Competition for senior management, marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to successfully manage our personnel requirements could cause a decrease in sales and revenues. While we intend to purchase key person life insurance for our executive officers, currently we do not have any such insurance.

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

The current global economic crisis has had an adverse effect on the hospitality industry, and could continue to adversely affect this industry through the foreseeable future.  A weak U.S. dollar and high rates of unemployment could result in the failure of many Americans to travel abroad, thereby resulting in decreased tourism.   The ongoing crisis in the Middle East, likewise, has had a negative impact on the hospitiatliy industry in that region, which may continue into the foreseeable future.  Any or all of these events could result in hoteliers' decision to not install our minibars, which could have a materially adversely effect HOMI's business, operating results and financial condition.

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

5. We will need, and may be unable to obtain, additional financing which could force us to slow down or suspend our operations.

HOMI needs to continue to market its products and services in order to expand its operations. As of April 6, 2009, we have commitments from certain of our shareholders to lend HOMI a total of $350,000 by May 15, 2009. We believe that once we have received these loans, we will have sufficient funds to meet our needs for working capital for the next 12 months. In addition, we intend to raise approximately $600,000 within the next six months to begin the manufacture of minibars and for general working capital as we grow and enter into new outsourcing operation agreements. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely effect our ability to enter into new contracts which would prevent us from growing the company.

6. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

For example, in evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2008, we identified two material weaknesses: entity control level; and segregation of duties in the finance department. These weaknesses were first discovered by our former Chief Financial Officer, controller and internal accounting firm in evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2007 and were reported in our annual report on Form 10-K for the year ended December 31, 2007.  Management estimates that these two weaknesses have existed since 2003.  In the first quarter of 2008, management implemented a comprehensive program designed to strengthen our internal controls over financial reporting. Among other things, the program provided for (i) the addition of staff to our finance department as well as to the operational department, (ii) the integration of updated financial software, (iii) the creation of a new mechanisms for the review and approval of invoices to customers and/or from suppliers, (iv) increased level of discussion and documentation by senior financial management, (v) increased frequency of sudden checks; and (vi) the establishment of additional controls over financial reporting.

During the year ending December 31, 2008, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2008, management performed the examination with regard to only one material subsidiary, where the controls were found to be effective. However, the disclosure controls and procedures in other material entities have yet to be examined or evaluated so HOMI management has been unable to conclude that HOMI's controls and procedures are effective.  Because of this, management believes that its controls and procedures are not currently effective.  HOMI will continue to test the effectiveness of controls in all other material subsidiaries, and believes the examinations will be finalized by the end of 2009.  The anticipated cost of such tests to determine the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures is $20,000-$30,000. We cannot determine the costs of remediating any additional weaknesses until such weaknesses, if any, are discovered. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:	PROPERTIES

Our operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also make use of a small amount of office space in Tel Aviv, Johannesburg, San Francisco, Geneva and New York.

Our facilities are as follows:


Our corporate headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no additional cost to us. Schonfeld & Weinstein, L.L.P. serves as our US Counsel and also owns shares in our company.


HOMI Israel’s corporate headquarters are currently located at 9 Shenkar St. Hertzeliya Pituach 47625 Israel with a monthly rent of $4700. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.


HOMI USA has its corporate headquarters at 1 Embarcadero Center, Suite 500, San Francisco, California 94111. The monthly rent is $500. Most of HOMI USA’s operations are conducted from the office we utilize at the Hyatt Regency San Francisco, which is one of our customers.

	In connection with our European operations, we also lease an office in Geneva, Switzerland, for a monthly rent of approximately $1,600 (approximately CHF1,535 )

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

On November 20, 2008, HOMI held its annual stockholders meeting. At this meeting, the following seven people were elected to the board of directors:  Daniel Cohen; Jacob Ronnel; Ariel Almog; Avraham Bahry; Jacob Faigenbaum; Jules M. Polak and Yoav Ronen. Stockholders also voted to ratify the appointment of Barzily & Co. as HOMI's independent accountants. All seven directors were elected unanimously, as was the ratification of the appointment of Barzily & Co. There were 35,002,525 shares represented at this meeting.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2008, HOMI has 41,122,078 shares of common stock outstanding held by a total of 93 shareholders. No dividends have been declared as of December 31, 2008.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

2007:		High	Low
	First Quarter	$0.45	$0.36
	Second Quarter	$0.40	$0.30
	Third Quarter	$0.34	$0.26
	Fourth Quarter	$0.32	$0.28
2008:
	First Quarter	$0.30	$0.27
	Second Quarter	$0.29	$0.23
	Third Quarter	$0.25	$0.06
	Fourth Quarter	$0.12	$0.04

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, we engaged a shareholder, Rhodia Mihali, to provide certain consulting services under an agreement that allowed us to remunerate the consultant in cash and/or shares of our common stock. The initial agreement provided that the number of shares to be issued would be 37,500 per quarter; however this number of shares was subsequently reduced by 20% to 30,000 shares for the third and fourth quarters of 2005. In March 2006, we made the decision to satisfy the amount owed of $68,000 for such consulting services through the issuance of 135,000 shares of our restricted common stock. We relied on Section 4(2) and Rule 506 in this transaction.

On February 10, 2006, HOMI completed an offering of 6,000,000 shares of its common stock. Pursuant to the terms of this offering, for each 5.028 shares held as of the record date, existing shareholders of HOMI were able to purchase one new share of HOMI common stock at $0.25 per share. Shareholders subscribed for the full amount of shares providing HOMI with gross offering proceeds of $1,500,000. HOMI relied on Section 4(2) of the Securities Act of 1933 in this non-public offering to persons who owned shares of HOMI prior to this offering. There was no general solicitation or advertising.

During the period March 1, 2006 to September 30, 2006, the Company issued 3,305,714 and 60,000 shares of its restricted common stock in exchange for common and preferred shares of Bartech Systems International, Inc. (“BSI”) held by certain BSI shareholders. Between January 1, 2007 and September 31, 2007 we issued an additional 952,358 shares of our common stock in exchange for shares of BSI. Shares were issued to a total of 12 accredited investors.  We relied upon Section 4(2) and Rule 506 when issuing these shares. There were less than 35 purchasers and no general solicitation or advertising.

During the three month period ended June 30, 2007, two shareholders, Ariel Almog and Jacob Ronnel, converted outstanding loans of approximately $77,000 into 61,566 and 91,830 shares of our common stock, respectively.

Between November 2006 and July 31, 2007, we issued $495,900 of convertible notes to 9 individuals who reside in Israel. These notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion rate ranging between $0.50 and $0.80 per share, depending on the dates of conversion. Interest on the notes is due and payable on a quarterly basis commencing March 2007. The principal of each note is to be repaid in eight equal quarterly installments commencing March 2009. We relied upon Section 4(2) and Rule 506 in this offering. There were less than 35 purchasers. There was no general solicitation or advertising. The financing under the notes was performed via a third party, unaffiliated with the Company, based on a  Memorandum of Understanding dated September 2006, as amended in February 2007, in return for a 10% commission on the amount raise.

On November 11, 2008, HOMI entered into a loan agreement with related parties, Daniel Cohen, President of HOMI and Avraham Bahry, Chairman of the Board of Directors of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on November 10, 2008. Pursuant to this loan agreement, Mr. Cohen and Mr. Bahry loaned HOMI $100,000 and $200,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI’s common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed on January 23, 2009.

On December 8, 2008, HOMI entered into a loan agreement with related parties, Jacob Ronnel, Chief Executive Officer of HOMI and Aryeh Reif, Corporate Secretary of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on December 3, 2008. Pursuant to this loan agreement, Mr. Ronnel and Mr. Reif loaned HOMI $400,000 and $20,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI’s common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed on January 23, 2009.

With the exception of the offering of the convertible notes between November 2006 and July 31, 2007, there were no underwriters in any of these offerings.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2008. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2008.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2008 and 2007.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2008 the Company’s balance sheet includes $ 5,429,300 of fixed assets, net. The Company has completed its impairment test for 2008 and has concluded that no impairment write-off is necessary.

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

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Europe, Australia and Israel. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus primarily on manufacturing, operating, servicing and marketing computerized minibars installed in upscale hotels throughout the world.

We believe that by using the appropriate equipment, including technologically advanced computerized minibars, we are able to materially improve the performance of the minibar departments, thereby improving the hotel’s bottom line.

For some years now, the hotel industry has been focusing on outsourcing many of the functions related to its key activities, in order to increase efficiency and lower fixed costs. In periods of economic slow-down, the interest in outsourcing solution may actually increase. We offer our customers a number of solutions that are designed to meet this need, in relation to the minibar departments, ranging from consultation and supervision services, all the way to full outsource installation and operation arrangements.

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.
Using these methods, we already manage many thousands of minibars for our customers, who are spread over four continents around the world.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007.

Revenues

For the years ended December 31, 2007 and 2008, HOMI had revenues of $3,775,000 and $ 3,700,000 respectively, a decrease of $ 75,000 or 2%. These revenues come from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The decrease in sales is due to the fact that a large part of our sales are denominated in non-U.S. currencies most of which have lost strength against the U.S. dollar resulting in a decrease in revenues as reported in U.S. dollars. In addition, there wa     s a decrease in occupancy rates in some of the countries in which we operate, resulting in a decrease in minibar product consumption and accordingly in revenues, especially in Q 4 2008.

For the year ended December 31, 2008, our three largest customers accounted for 30.3% of our total revenues, similarly to 2007 where our three largest customers collectively comprised of 28.5% of our total revenues.

As of December 31, 2008 and 2007, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2007	2008

United States of America	30%	28.4%
ROW	36%	36.4%
Israel	21%	29.7%
South Africa	13%	5.5%
Totals	100%	100%

Gross Profit

Gross profit decreased from $1,562,000 to $ 1,341,000, a decrease of $221,000 or by 14.1% for the years ended December 31, 2007 and 2008, respectively. Such decrease is in correlation to the decrease in revenues and in addition a decrease from 41.4% to 36.2%, as a percentage of revenues. This decrease is due to an increase of cost of revenues, mainly due to the introduction of our own computerized minibar, the HOMI® 336, in various countries.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2007 and 2008 were $1,606,000 and $1,760,000 respectively, an increase of $154,000 or  9.6%, . As a percentage of gross revenues, costs of revenues increased slightly, by 42.5% in 2007 and 47.5% in 2008. This increase in cost of revenues is mainly due to the introduction of our own computerized minibar, the HOMI® 336, in various countries.

Depreciation expense for the years ended December 31, 2007 and 2008 was $607,000 and $599,000, respectively, a decrease of $8, 0000, or 1.3%.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. During 2008, HOMI developed a new and more advanced version of its HOMI® 336 - the HOMI® 330. Research and Development are expensed to operations as incurred. Total expenses for the year 2008 were $180,000, and $134,000 in 2007.

Operating Expenses

General and administrative expenses increased from $ 1,410,000 to $1,987,000, an increase of $ 577,000, or 40.9% for the years ended December 2007 and 2008. As a percentage of revenues, general and administrative expenses increased from 37.4% to 53.7%.  This is due to several factors. In addition to providing outsourcing services to hotels, HOMI has begun to manufacture its own computerized minibars. HOMI increased its management and technical support platforms in order to support those changes. Also, in view of preparations to increase HOMI’s business from 2009 onward, we made some changes in management and appointed Daniel Cohen as President. In addition we also added Renaud Escudier as VP operations in Europe and we added a logistics manager. We rented office space for our financial department and logistic department. These and other changes resulted in an increase in general and administrative expenses.

Selling and Marketing expenses increased from $296,000 to $ 460,000, or 55.4% primarily as a result of the marketing efforts related to the HOMI® 336 system.

For the years ended December 31, 2007 and 2008 we had $ 0 and $680,000 interest and financial expenses, respectively, an increase of $680,000. This is mainly due to currency exchange rates changes

For the year ended December 31, 2007we had other income of $752,000, and for the year ended December 31, 2008, we had other income of $6,000. The 2007 income resulted primarily from a gain of $472,000 due to the purchase of 30% of HOMI USA by Hila International, Corp., a wholly owned subsidiary of HOMI and the termination of relating agreements, as more fully described below, as well as a gain of $270,000 from the sale of our interest in Bartech Systems International, Inc. (“BSI”).The income in 2008 is mainly due to income from a transaction with subsidiary's minority.
Net Profit (Loss)

As a result of the above, we finished 2008with a net loss of $1,974,000 compared to a net profit of $450,000 in 2007, including onetime gains in the amount of $752,000. When excluding such onetime gains, we finished 2007 with a net loss of $302,000.

Liquidity And Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2007 of $2,276,000 and $4,250,000 as of December 31, 2008. During the year ended December 31, 2007, we achieved a net profit of $450,000. During the year ended December 31, 2008, we incurred a net loss of $1,974,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $30,000 in the year 2007 and in the year 2008 HOMI Inc. used $717,000. In 2006 HOMI raised $118,000 through the issuance of convertible notes. These notes accrue interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal will be repaid in eight equal quarterly installments commencing December 2008. These notes may be converted at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement. During the year ended December 31, 2007, HOMI raised an additional $376,000 of these notes.  As of December 31, 2007, $494,000 of such notes was outstanding.  As of December 31, 2008 there were $478,600 in notes outstanding

On December 31, 2008 HOMI had long term debt of $ 1, 305, 000, including, $ 332,000 in current maturities, and $4,000 in short-term bank credit.

On October 31, 2007, HOMI Israel Ltd. (“HOMI Israel”) acquired 50% of a previously jointly owned subsidiary, HOMI Operation 99 Ltd ("HOMI Operation"), from three other unaffiliated entities for a purchase price of $16,000.  As a result, as of October 31, 2007, HOMI Operation, which is an Israeli company, became a wholly owned subsidiary of HOMI Israel.

On December 28, 2007, HOMI Israel which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI South Africa (Pty) Ltd. (HOMI SA), entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned 40% of HOMI SA. Under the agreement, it was agreed that HOMI Israel would purchase Ice Maiden's 40% holding in HOMI SA.

Closing of this transaction took place on March 10, 2008, during which time the following actions occurred: (i) all of Ice Maiden's shares in HOMI SA were purchased by HOMI Israel at a  purchase price of $73; (ii) the Shareholder Loan in the amount of $112,000 including accrued interest was repaid; (iii) HOMI SA sold and assigned to Ice Maiden's order the minibar equipment owned by HOMI SA and installed at two hotels in Johannesburg, South Africa, and the agreements with such hotels regarding the operation of such minibars, at a price of $102,000.

As a result, HOMI SA became, as of March 10, 2008, an indirectly wholly owned subsidiary of the Company.

On August 11, 2008, HOMI’s Board of Directors of appointed Mr. Daniel Cohen as its President. Prior to such appointment, Mr. Jacob Ronnel held the combined offices of Chief Executive Officer and President. Following Mr. Cohen’s appointment as President, Mr. Ronnel has continued as HOMI’s CEO. In addition, the Board agreed that HOMI will no longer maintain the position of Chief Operating Officer. The former COO, Ariel Almog, continued to serve as COO of HOMI USA, and was then appointed that company's CEO.

On November 10, 2008, Linor Labandter resigned as HOMI’s Chief Financial Officer, effective as of February 15, 2009.

On November 11, 2008, HOMI entered into a loan agreement with related parties, Daniel Cohen, President of HOMI and Avraham Bahry, Chairman of the Board of Directors of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on November 10, 2008. Pursuant to this loan agreement, Mr. Cohen and Mr. Bahry loaned HOMI $100,000 and $200,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI’s common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed in January 2009.

On December 8, 2008, HOMI entered into a loan agreement with related parties, Jacob Ronnel, Chief Executive Officer of HOMI and Aryeh Reif, Corporate Secretary of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on December 3, 2008. Pursuant to this loan agreement, Mr. Ronnel and Mr. Reif loaned HOMI $400,000 and $20,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed in January 2009.

At December 31, 2008, we had $797,000 in cash, including short term deposits. For the year ended December 31, 2008, we had a net loss of $1,974,000. Management believes that the  $603,746 raised in HOMI’s January 2009 rights offering, the conversion of  $814,117 in outstanding loans, and commitments from shareholders to lend HOMI a total of $350,000 by  May 15, 2009, as well as the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.  In addition, HOMI intends to raise funds within the next six months and adopt a new financing plan which will provide required funds for the company’s growth.

Subsequent Events

On January 23, 2009 HOMI completed a subscription rights offering. The Company raised a total of $814,117 and issued 16,282,342 shares of common stock. In addition, the Company converted $603,746 in outstanding loans at $0.05 per share for an issuance of 12,074,920 shares. In total, between the Rights Offering and the loan conversions, the Company raised $1,417,863.00 and issued 28,357,262 shares. The proceeds of the rights offering and the converted loans were applied toward general operating expenses.

On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI SA to Clevo Corporation S.A., a Panama corporation. The purchase price was $205,000. The transaction was effective as of January 28, 2009. As a result, HOMI SA changed its name, and ceased to be a subsidiary or affiliate of HOMI.

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
As of December 31, 2008 HOMI Inc. had approximately $ 2,058 net operating loss carryforwards

As of December 31, 2008 HOMI Israel Ltd., a subsidiary in Israel, had approximately $445,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2008, HOMI USA had approximately $1,869,000 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2008 the subsidiary in Australia had net operating loss carryforwards of $ 387,000.

As of December 31, 2008 the subsidiaries in Italy and Malta had net operating loss carryforwards of $ 219,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC.

AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007

INDEX

Page

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5

Statement of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7-8

Notes to the Consolidated Financial Statements	9-27

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Hotel Outsource Management International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Barzily & Co.
Jerusalem, Israel

March, 2009

FS 2

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,
	Note	2008	2007

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		770	2,344
Short-term bank deposits		27	5
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2008 and 2007)		719	791
Other accounts receivable	3	249	125
Inventories		260	251

TOTAL CURRENT ASSETS		2,025	3,516

LONG-TERM INVESTMENTS:

Severance pay fund		28	33

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		5,320	4,541
Other property and equipment		109	56

		5,429	4,597

OTHER ASSETS:	5

Deferred expenses, net		67	90
Intangible assets		73	56

TOTAL OTHER ASSETS		140	146

TOTAL		7,622	8,292

The accompanying notes are an integral part of the consolidated financial statements.

FS 3

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,
	Note	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term bank credits		4	-
Loans from shareholders	6	809	-
Current maturities of convertible notes	7	219	-
Current maturities of long-term loans	8	113	292
Trade payables		1,110	374
Accrued expenses and other current liabilities	9	292	299

TOTAL CURRENT LIABILITIES		2,547	965

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	8	669	785
Convertible notes	7	260	494
Accrued severance pay		44	45
Deferred taxes	15	25	21

TOTAL LONG-TERM LIABILITIES		998	1,345

COMMITMENTS, CONTINGENT LIABILITIES AND LIENS	10

MINORITY INTEREST		-	(26)

SHAREHOLDERS' EQUITY:	11

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares Authorized; Zero shares issued and outstanding; Common stock of $ 0.001 par value – 105,000,000 shares Authorized; 41,122,078 shares issued and outstanding;		41	41
Additional paid-in capital		8,048	8,048
Accumulated other comprehensive income		238	195
Accumulated deficit		(4,250)	(2,276)

TOTAL SHAREHOLDERS' EQUITY		4,077	6,008

TOTAL		7,622	8,292

The accompanying notes are an integral part of the consolidated financial statements.

FS 4

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2008	2007

Revenues	12	3,700	3,775

Cost of revenues:

Depreciation		(599)	(607)

Other		(1,760)	(1,606)

Gross profit		1,341	1,562

Operating expenses:

Research and Development		(180)	(134)

Selling and marketing		(460)	(296)

General and administrative		(1,987)	(1,410)

Loss before financial expenses and other income, net		(1,286)	(278)

Financial expenses, net	13	(680)	-

Other income, net	14	6	752

Income (loss) before taxes on income		(1,960)	474

Taxes on income	15	(14)	(36)

Income (loss) before equity in earnings of an affiliated company and minority interests in losses of subsidiaries, net		(1,974)	438

Minority interest in losses of subsidiaries, net		-	12

Net income (loss)		(1,974)	450

Basic and diluted net income (loss) per share		(0.048)	0.011

Weighted average number of shares used in computing basic and diluted net income (loss) per share		41,122,078	40,361,891

The accompanying notes are an integral part of the consolidated financial statements.

FS 5

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Other Comprehensive income (loss)	Total
Balance as of December 31, 2006	39,967,937	40	7,585	52	(2,726)	-	4,951

Issuance of shares (see also Note 11)	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	143	-	143	143
Net income	-	-	-	-	450	450	450

Total comprehensive income						593

Balance as of December 31, 2007	41,122,078	41	8,048	195	(2,276)	-	6,008

Foreign currency translation adjustments	-	-	-	43	-	43	43
Net loss	-	-	-	-	(1,974)	(1,974)	(1,974)

Total comprehensive loss						(1,931)

Balance as of December 31, 2008	41,122,078	41	8,048	238	(4,250)		4,077

The accompanying notes are an integral part of the consolidated financial statements.

FS 6

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	Year ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,974)	450
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	-	(275)
Depreciation and amortization	734	641
Share-based compensation	-	15
Increase in accrued severance pay, net	4	4
Accrued interest and linkage difference on loans, net	-	(2)
Interest and linkage differences in regard to shareholders and subsidiaries	409	18
Equity loss from an affiliated company	30	-
Gain on sale of property and equipment	-	(2)
Minority interest in losses of subsidiaries, net	-	(12)
Provision for deferred income taxes	17	10
Other income	-	(472)
Changes in assets and liabilities:
Decrease (increase) in inventories	(25)	7
Decrease (increase) in trade receivables	16	(227)
Increase in related parties	(14)	-
Decrease (increase) in other accounts receivable	(163)	10
Increase in trade payables	236	53
Increase (decrease) in accrued expenses and other current liabilities	13	(191)

Net cash provided by (used in) operating activities	(717)	27

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of shares in an affiliate	-	2,353
Purchases of property and equipment	(1,354)	(640)
Proceeds from sales of property and equipment	82	11
Short-term bank deposits, net	(22)	13
Acquisition of intangibles	(17)	(30)
Acquisition of a newly consolidated company (Appendix A)	-	16
Acquisition of a minority interest in a subsidiary	(73)	-

Net cash provided by (used in) investing activities	(1,384)	1,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of long-term loans from shareholders, net	685	(5)
Repayments of long-term loans from banks and others	(119)	(310)
Short-term bank credits	4	-
Proceeds from issuance of convertible notes, net of deferred expenses	-	338
Dividend from an affiliated company	-	6
Issue of shares, net	-	1

Net cash provided by financing activities	570	30

Effect of exchange rate changes on cash and cash equivalents	(43)	(45)
Increase (decrease) in cash and cash equivalents	(1,574)	1,735
Cash and cash equivalents at the beginning of the year	2,344	609
Cash and cash equivalents at the end of the year	770	2,344

The accompanying notes are an integral part of the consolidated financial statements.

FS 7

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Acquisition of a newly consolidated company:	Year ended December 31,
	2008	2007
Working capital, net (excluding cash and cash equivalents)	-	32
Excess cost attributed to fixed assets	-	(16)
	-	16

Appendix B -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2008	2007
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	702	58

Prepayments in regard of property and equipment	42	-

Cash paid during the year for interest	122	98

Cash paid during the period for income taxes	35	48
Conversion of accounts payable into share capital	-	77

Investment in shares of an affiliate in exchange for shares issued by the Company net of issue expenses	-	371

The accompanying notes are an integral part of the consolidated financial statements.

FS 8

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the system), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. Subsequently, during the second half of 2007, the Company entered the production phase of the system. The first pilot installation of the system was completed in early 2008. Additional installations have been completed since that time and the Company continues to manufacture the system for scheduled installations. Further, the HOMI® 330 system, an additional new range product, is currently in the final stages of development.

Until February 13, 2007, the company was dependent upon a sole supplier, Bartech Systems International, Inc. ("BSI") to provide minibars custom built to their specifications. As mentioned in note 1c, subsequent to the abovementioned date and self-manufacturing as described, above, the Company is no longer subject to such dependence.

c.
On February 13, 2007, HOMI and several of its subsidiaries entered into a series of agreements with BSI and one of its subsidiaries, pursuant to which the parties settled and resolved all outstanding disputes between them.

In addition, BSI sold to Hila International Corp., a wholly owned subsidiary of HOMI ("Hila") all of BSI's shares and rights in HOMI USA. Prior to February 13, 2007, HOMI USA was owned 30% by BSI and 70% by Hila. As a result of this sale, HOMI USA is now a directly wholly owned subsidiary of HOMI, and the previously existing stockholders agreement in HOMI USA has been terminated and voided, with no surviving provisions. The purchase price paid by Hila for all of BSI's shares and rights in HOMI was the nominal sum of $ 1. The purchase by Hila of 30% of HOMI USA that was previously held by BSI has resulted in other income of approximately $ 472 to the Company.

d.
On December 28, 2007, HOMI Israel, which is a wholly owned subsidiary of HOMI and which indirectly owned 60% of HOMI SA, entered into an agreement ("the Agreement") with Ice Maiden International Ltd. and its beneficial owners ("Ice Maiden"), which owned the remaining 40% of HOMI SA.

Under the Agreement, it was agreed that HOMI Israel will purchase Ice Maiden's 40% holding in HOMI SA at a purchase price of $ 73. In addition, it was agreed that the shareholder loan made by Ice Maiden to HOMI SA, the outstanding balance of which including accrued interest was $ 112 (the "Shareholder Loan"), would be repaid.

FS 9

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                      GENERAL (cont.)

The Closing of this transaction took place on March 10, 2008, at which time the Shareholder Loan was repaid in the following manner: (i) HOMI SA sold to Ice Maiden's order the minibars and related assets & equipment owned by HOMI SA which were installed in two hotels in Johannesburg, South Africa, and assigned to Ice Maiden's order the agreements it was a party to with such hotels regarding the operation of such minibars for an agreed price of $ 102.5 (inclusive of VAT). The total amount of the purchase price was set-off against the Shareholder's Loan. (ii) repayment of the balance of the Shareholder's Loan in the amount of $ 9.5.

As a result of the share purchase, HOMI SA became, as of March 10, 2008, an indirectly wholly (100%) owned subsidiary of HOMI.

The above-mentioned transactions resulted in other income in the amount of approximately $ 7 to the Company.

e.    Investment in Homi (Operation 99) Ltd.

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
As a result of the above mentioned, the investment was amortized, after receiving dividend from the affiliated company, and the subsidiary's financial statements were consolidated with the Company.

f.
At December 31, 2008, we had $797 in cash, including short term deposits. For the year ended December 31, 2008, we had a net loss of $1,974. Management believes that the $603 raised in HOMI’s January 2009 rights offering, the conversion of  $814 in outstanding loans, and commitments from shareholders to lend HOMI a total of $350 by  May 15, 2009, as well as the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.  In addition, HOMI intends to raise funds within the next six months and adopt a new financing plan which will provide required funds for the company’s growth.

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

FS 10

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

b.	Financial statements in U.S. dollars:

The majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its active subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	31.12.2008	31.12.2007
HOMI Israel Ltd.	Israel	100%	2,638	1,611
HOMI USA, Inc. (1)	U.S.A.	100%	2,829	2,610
HOMI Europe Sarl (2)	ROW	100%	2,758	2,580
HOMI South Africa (Proprietary) Limited (3)	South Africa	100%	483	858
HOMI (Operation 99) Ltd. (4)	Israel	100%	167	167
			8,875	7,826

(1)	Until February 2007 – the company's interest in HOMI USA was 70%. See note 1(c).
The additional 219 minibars in the United States were installed during June 2008.
(2)	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K.
The subsidiary in the United Kingdom was established in August 2006.  Operation of this subsidiary has not as yet commenced.
During the third quarter of 2008, HOMI established a subsidiary in France The accounts of such subsidiary were included for the first time in the consolidated financial statements.
(3)	From March 2008, HOMI South Africa (Pty) Ltd. ("HOMI SA") is a 100% wholly owned subsidiary of HOMI Israel Ltd. ("HOMI Israel"). Prior to such date, HOMI Israel's interest in HOMI SA was 60%.).
On March 10, 2008, 375 minibars were sold to the order of Ice Maiden International Ltd. (which until such date owned a 40% interest in HOMI SA), all as part of the transaction described in Note 1d.
After balance sheet date, HOMI sold its holdings in HOMI SA (see Note 17b).
(4) Prior year – 50% holdings (see Note 1e).

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

FS 11

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Minibars	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7

h.         Other assets:

1.	Intangible assets –

1.1
Contract rights for operating minibars in a hotel in South Africa were amortized using the straight-line method over the contract periods with the hotels - ten years. The rights were completely amortized since the Company ceased its operations with the hotel and new goodwill was subsequently created from acquisition of a minority in South Africa.

1.2	Trademarks registered in several countries worldwide are capitalized and will be amortized over the life span of the asset (twenty years).

2.	Deferred expenses represent loan acquisition costs arising from the other long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006 (see Note 7).
FS 12

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

i.         Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2008, management believes that all of the Company’s long-lived assets are recoverable.

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

 The Company’s payment terms are normally net 15 to 30 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2008 and 2007.

k.          Investments in affiliates:

The investment in companies over which the Company can exercise significant influence (generally, entities in which the Company holds 20% to 50% of ownership or voting rights) is presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate. Where the Company’s share of an affiliate’s losses is greater than the investment in such an affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability

FS 13

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

l.	Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred.
  Costs and acquisitions related to pre-production, production support, tools and molds, are charged to fixed assets.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing dollar and dollar-linked instruments or in NIS, South African Rand and Euro deposits bearing interest with major Israeli, U.S., European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

FS 14

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS, South African Rand and Euro interest bearing deposits with major Israeli, U.S., European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that, minimal credit risk exists with respect to these investments. Trade receivable potentially expose the company to credit risk. The company monitors the amount of credit it allows  each of its customers' using the customers prior payment history to determine how much credit it will aloe or whether any credit should be given at all. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority o f the company's sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the company believes that its account receivable credit risk has been reduced. However the company acknowledges that as of the date these financial statements the poor economic climate globally, has increased the chances of customers and financial institutions defaulting on their obligations.

r.	Basic and Diluted Net Income (Loss) per Share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the year ended December 31, 2008 and 2007; accordingly basic and diluted net income (loss) per share are identical for both years.

FS 15

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

s.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	December 31,
	2008	2007
New Israeli Shekel (NIS)	$ 0.263	$ 0.260
Euro (EU)	$ 1.393	$ 1.471
South African Rand (SAR)	$ 0.106	$ 0.147
Australian Dollar (AU$)	$ 0.686	$ 0.887
Pound Sterling (GBP)	$ 1.459	$ 2.005

	Year Ended December 31,
Increase (Decrease) in Rate of Exchange:	2008	2007
NIS	1.1%	9.7%
EU	(5.3%)	11.7%
SAR	(27.9%)	2.8%
AU$	(22.7%)	12.2%
GBP	(27.2%)	2.2%

t.     Advertising Costs:

Advertising costs are charged to the statements of operations as incurred.

u.     Implementation of new accounting Standards:

SFAS 157 – Fair Value Measurement:
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

SFAS 159- The Fair Value Option for Financial Assets and Liabilities:
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

FS 16

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

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement):

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settle able convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption did not have a material impact on the consolidated financial statements.

FASB Staff Position (“FSP”) FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3.
The FASB has issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles.

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

The adoption did not have a material impact on the consolidated financial statements.

FS 17

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-                       OTHER ACCOUNTS RECEIVABLE

	December 31,
	2008	2007

Prepayment and others	130	72
Government authorities	115	51
Shareholders	4	2

	249	125

NOTE 4:-                       PROPERTY AND EQUIPMENT, NET

	December 31,
	2008	2007
Cost:
Minibars	7,367	6,319
Production equipment and parts	621	547
Computers and electronic equipment	135	70
Office furniture, equipment and other	98	91

	8,221	7,027
Accumulated depreciation:
Minibars	2,614	2,325
Production equipment and parts	54	-
Computers and electronic equipment	66	57
Office furniture, equipment and other	58	48

	2,792	2,430

Depreciated cost	5,429	4,597

Depreciation expenses amounted to $684 and $623 for the years ended December 31, 2008 and 2007, respectively.
As for liens, see Note 10.

FS 18

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-                       OTHER ASSETS

	December 31,
	2008	2007
(A) Intangible assets
Contract rights and goodwill (1)
Cost	27	53
Accumulated amortization	-	(42)
Effect of exchange rate change	-	15
	27	26

Trademark (1)	46	30

	73	56

(B) Deferred expenses -
Cost	116	116
Accumulated amortization (2)	(49)	(26)
	67	90
	140	146

(1)	See Note 2h.
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years.
Deferred expenses in regard to the private offering are amortized over the period of the note (see Note 7).

NOTE 6:-                       LOANS FROM SHAREHOLDERS

On September 26, 2008, HOMI filed a Form S-1 regarding the proposed issue of rights to its stockholders to purchase additional shares. Subsequently, in December 2008, HOMI raised approximately $720 through loan agreements. The loans are short-term and bear interest at the rate of 6% per annum. According to the terms of the loan, the loans could be repaid in cash or by conversion at the same price per share as those shares offered in the rights offering.
Accrued interest at balance sheet date is in the amount of $ 4.

Subsequent to balance sheet date, HOMI converted these loans, as well as additional balances of shareholders, in the total amount of $809 to shares (see also Note 17a).

FS 19

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:-                      CONVERTIBLE NOTES

During the years 2006 and 2007, HOMI raised $ 494 through the issuance of notes. The notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion price ranging between $ 0.50 and $ 0.80 per share, depending on the conversion dates.

Interest on the notes is due and payable on a quarterly basis commencing March 2007. Principal will be repaid in eight equal quarterly installments commencing December 2008. The principal repaid was $ 15.

The financing under the notes was performed via a third party company, unaffiliated with the  Company, based on a Memorandum of Understanding dated September 2006 as amended in February 2007, in return for a 10% commission on the amount raised.

Presentation in the financial statements:	December 31,
	2008	2007
Long-term liability	260	494
Current maturities of long-term liability	219	-

	479	494

NOTE   8:-                      LONG-TERM LOANS, NET OF CURRENT MATURITIES

a. Composed as follows:
	December 31,
	2008	2007
From others (1)	782	885
From Minority (2)	-	192

Total	782	1,077
Less - current maturities (includes $ 0 and $ 192 from shareholders as of December 31, 2008 and 2007, respectively)	(113)	(292)

	669	785

(1)
 In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest.

(2)  See Note 16i.

FS 20

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2008 are as follows:

Year	Amount
2009	113
2010	126
2011	142
2012	159
2013 and thereafter	242

782

NOTE 9:-                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2008	2007
Accrued expenses	117	64
Employees and payroll accruals	80	49
Government authorities and others	58	66
Related parties	34	90
Other	3	30

	292	299

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES AND LIENS

a.
HOMI and its affiliates have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms. HOMI and its affiliates own most of these minibars. Several hotels have a contractual purchase option granted which enables them to purchase the minibars at a price which results in a profit for the Company, and the agreement with the hotel is then terminated. To date, no hotel has exercised such an option.

b.	As of the balance sheet date, there is a guarantee given by a shareholder of the company to a bank, which is limited to $ 10.

c.
Liens have been placed on certain Company's assets, including the rights to receivables from customers, in favor of banks and others, as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2008 and 2007 amount to approximately $782 and $885, respectively.

d.	Liens on behalf of the loan received from Horizon – see Note 8a (1).

FS 21

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

e.         Rent expense

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.
In addition, the Company’s U.S. counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance.
In addition, the Company rents space under various month to month arrangements for certain facilities. In September 2008, the Company began renting office space in Hertzeliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel.  During the years ended December 31, 2008 and 2007, rent expenses were $ 57 and $ 35, respectively.

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

Additional information in regard to issue of shares:

a.
During the second quarter of 2007, shareholders signed a notice of conversion to convert shareholders' loans in the amount of approximately $77 to 153,396 common shares of HOMI, at the rate of $ 0.50 per share, in accordance with a resolution of the Company's Board of Directors.

(see also Note 16e.)

b.
During the third quarter of 2007, HOMI issued 48,387 shares of common stock at a price of $ 0.295 per share (representing a value of $ 15), as consideration for bona fide legal consulting services that it received from its legal counsel.

FS 22

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

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2008	2007

Customer A	11.2%	9.1%
Customer B	9.7%	8.7%
Customer C	9.4%	6.3%
Customer D	8.9%	8.5%
Customer E	7.8%	10.7%
Customer F	5.6%	8.2%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2008	2007

ROW	35%	36%
Israel	32%	21%
USA	28%	30%
South Africa	5%	13%
Total	100%	100%

c.
As of December 31, 2008, $212 of the consolidated long-lived assets were located in South Africa; $690 were located in Israel; $3,235 in the USA; and $1,292 in ROW. As of December 31, 2007, $489 of the consolidated long-lived assets were located in South Africa, $383 were located in Israel, $2,182 in the USA and $1,543 in ROW.

NOTE 13:-                      FINANCIAL EXPENSES, NET

	Year ended December 31,
	2008	2007

Interest on long-term loans (1)	160	117
Linkage difference and others, net	520	(117)

	680	-

(1) As for financial expenses to shareholders, see Note 16a.

FS 23

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 14:-                      OTHER INCOME, NET

	Year ended December 31,
	2008	2007
Income from termination of agreements, net (see Note 1c)	-	472
Income from sale of investment, net (see (1) below)	-	270
Income from transactions with a subsidiary's minority (see Note 1d)	7	-
Others	(1)	10

	6	752

(1)   On February 13, 2007, HOMI sold all its common and preferred shares which it held in BSI to Eurogest Foundation, a Vaduz, Liechtenstein Corporation ("Eurogest"), at a price of $0.55 per share, for the total sale price of $2.35 million, which was paid to HOMI by Eurogest.

The sale of HOMI's shares in BSI resulted in a profit of approximately $ 270.

NOTE 15:-                      TAXES ON INCOME

a.	Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.
The subsidiary in South Africa is subject to a 29% corporate tax rate. The subsidiary in the USA is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA). The subsidiary in Australia is subject to 30% corporate tax rate.

b.
Pursuant to the Income Tax (Inflationary Adjustments) Law - 1985, till 2007 results for tax purposes in Israel are measured in real terms, in accordance with changes in the Israeli Consumer Price Index. However, Paragraph 9(f) of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are remeasured from the local currency into U.S. dollars using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes.

c.
The subsidiary in the USA is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $ 50 taxable income the rate is 15%. In addition, a 9.3% California state tax is applicable.

d.	(1) As of December 31, 2008 HOMI Inc. had approximately $ 2,058 net operating loss carryforwards.
(2)	As of December 31, 2008 HOMI Israel Ltd. had approximately $ 445 Israeli net operating loss carryforwards. The loss carryforwards in Israel have no expiration date.
(3)
As of December 31, 2008, HOMI USA had approximately $1,869 net operating loss carryforwards. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

(4)	As of December 31, 2008 the Subsidiary in Australia had net operating loss carryforwards of $ 387.
(5)	As of December 31, 2008 the Subsidiaries in Italy and Malta had net operating loss carryforwards of $ 219.

FS 24

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:-                          TAXES ON INCOME (cont.)

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Operating loss carryforwards	1,687	1,196
Temporary differences in regard to expenses and property	(95)	(84)

Net deferred tax asset before valuation allowance	1,592	1,112
Valuation allowance	(1,617)	(1,133)

Net deferred tax	(25)	(21)

As of December 31, 2008, the Company had provided valuation allowances of $ 1,617 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities.  The valuation allowance increased by approximately $ 484 during the year ended December 31, 2008 and decreased by approximately $ 179 during the year ended December 31, 2007.

f.	Composition of taxes on income:

	Year ended December 31,
	2008	2007

Current taxes	(10)	(25)
Deferred taxes	(4)	(11)

	(14)	(36)

g.	Breakdown of losses (income) before taxes:

	Year Ended December 31,
	2008	2007
Israel	299	(598)
South Africa	(18)	28
USA	796	114
ROW	883	(18)

Total	1,960	(474)

h.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

FS 25

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 16:-                      RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2008	2007
Directors' fees and liability insurance	60	66

Consulting and management fees	534	575

Interest Expense	4	18

	598	659

b.	Guarantees and participation of shareholders - see Note 10.

c.	During the year 2007, an affiliated company paid the Company, reimbursement of expense and management fees of $ 70.

d.	As for balances and loans as of December 31, 2008 and 2007 - see Note 6 and Note 9.

e.
In December 2003, HOMI entered into agreement with two shareholders pursuant to which each agreed to lend HOMI $ 150 with notes payable bearing interest at fixed rate of 4%. In 2007, the outstanding balance of the loans was converted into shares of HOMI's common stock.

f.	Directors' fees of $ 35 and $ 30 for the years 2008 and 2007, respectively and directors’ insurance expenses of $ 25 and $ 36 for the years 2008 and 2007, respectively.

g.
The Management of the Company is entitled to an annual bonus which is computed as a percentage of the Company's Earnings before Income Tax, Depreciation and Amortization ("EBITDA") and as a percentage of the Company's Net Profits (cumulative). In the years 2008 and 2007, such bonus expense, as it relates to managers which are related parties, was in the amounts of $ 0 and $ 73, respectively.

h.
The Company agreed to pay an annual management and consulting fee to a company that is owned by its Chairman. The services are in addition to the Chairman's normal duties as an officer of the Company. The fee, payable only if the Company is profitable, is graduated according to defined profit milestones. In the years 2008 and 2007, such fees amounted to $ 0 and $ 60, respectively

i.
The minority shareholders of HOMI's South African subsidiary up to the year of 2007 granted a loan to the subsidiary amounting to $ 192 as of December 31, 2007 (see Note 8a). The loan was linked to the South African Rand with variable annual interest of 14% for the year 2007. The loan was repaid during 2008, as part of the agreement by which HOMI (through a subsidiary) acquired all of the minority shareholder's shares in HOMI South Africa (see Note 1d).

FS 26

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 17:-                      EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.
In February 2009, HOMI completed a subscription rights offering. HOMI raised an amount of $ 1,418 part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,357,262 common stock shares at $ 0.05 per share (see also Note 6).

b.
On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI's South African subsidiary to CLevo Corporation S.A., a Panama corporation. The purchase price was $ 205 on a "no cash no debt" basis. The transaction was effective as of January 28, 2009. As a result, HOMI South Africa changed its name, and ceased to be a subsidiary or affiliate of HOMI.

FS 27

-------------------------

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31,
2008, there were two material weaknesses in our controls over financial reporting: entry level control; and segregation of duties in out finance department. These weaknesses were first discovered by our former Chief Financial Officer, our Controller and our internal accounting form during the first quarter of 2008. Management estimates that these two weaknesses have existed since 2003.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In conducting the aforementioned evaluation, management identified two material weaknesses in the Company’s internal control over financial reporting. The two material weaknesses were:

1	Entity control level. Management concluded that entity control level was not optimal. This material weakness is a result of significant deficiencies in the company's control environment.

2
Segregation of duties in the finance department. Management’s job description of financial employees was not properly designed. Specifically, the Company did not maintain proper segregation of duties between its financial personnel.

As a result of these two material weaknesses in internal control over financial reporting, management concluded that, the Company’s internal control over financial reporting was not completely effective as of December 31, 2008.

Remediation Efforts in Response to Material Weaknesses

To remediate the material weaknesses described above and enhance our internal control over financial reporting, subsequent to year end, management, led by our CEO and CFO, have launched a comprehensive program designed to strengthen our internal controls over financial reporting. Among other things, the program provides for the addition of staff to our finance department, the integration of updated financial software and the establishment of additional controls over financial reporting:

We have begun to implement the following changes:

(i)	the integration of updated financial software and the establishment of additional controls over financial reporting;
(ii)	the creation of new mechanisms for the review and approval of invoices to customers and/or from suppliers;
(iii)	increased frequency of sudden checks;
(iv)	increased levels of discussions and documentation by senior financial management;
(v)	the establishment of additional controls over financial reporting

As of the end of the period covered by this annual report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2008, management preformed the examination with regard to one material subsidiary, where the controls were found to be effective. Based on this examination, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, while certain of our disclosure controls and procedures were found to be effective in one material entity of the group, the disclosure controls and procedures in other material entities are believed to be effective but yet to be examined and evaluated. Management is continuing to test the effectiveness of controls in all other material subsidiaries, and believes the examination will be finalized by the end of 2009.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2008 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Daniel Cohen	53	President, Director

Jacob Ronnel (1)	52	CEO, CFO, Director

Ariel Almog	41	COO, Director

Linor Labandter (2)	32	CFO

Avraham Bahry	63	Chairman

Jules Polak	62	Director

Jacob Faigenbaum	55	Director

Yoav Ronen	49	Director

(1)	Mr. Ronnel was appointed CFO on March 26, 2009.
(2)	Ms. Labandter's resignation as CFO became effective on February 15, 2009.

Biographies

Avraham Bahry, 63, has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Daniel Cohen, 53, was appointed President of HOMI in August 2008 and was elected to the Board of Directors on November 20, 2008. Mr. Cohen has been a consultant to HOMI since September 2007. Mr. Cohen created a number of highly successful businesses including DAC Systemes (exclusive distributor in France Lebanon, Mauritius and Israel) for Micros Systems - world leaders in hospitality management, and eventually selling to Micros in 1995 From 1997 to 2005, Mr. Cohen served as Chairman, President and Chief Executive Officer of Bartech Systems International, Inc., a U.S. corporation which creates automated mini-bar solutions for the hotel industry. Mr. Cohen is a director of several small companies. From 1991 to 2000 ($40m to $300m), he was a director at Micros Systems inc, like HOMI, a NASDAQ listed company. Mr. Cohen is a graduate of Ecole Hoteliere de Lausanne (International Institute of Hospitality Management) and is a graduate of the Advanced Management Program, INSEAD.

Jacob Ronnel, 52, has been Chief Executive Officer and a director of HOMI since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 41, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Linor Labandter, 32, served as HOMI's Chief Financial Officer from May 2007 to February 15, 2009. From 2003 to 2006, she served as controller for Carmel Ventures, a leading Israeli venture capital firm. From 2000 to 2003, Ms. Labandter was an advisor for the corporate finance department of KPMG. Ms. Labandter is a certified public accountant. She received a B.A. degree in accounting and an LLB law degree from Tel Aviv University.

Jules M. Polak, 62, has been a director of HOMI since December 2004. Mr. Polak has been a principal of Jules Polak Business Consulting Ltd. since 2000. From 1993 to 2000, he was Chief Executive Officer of Golden Pages Israel, the yellow pages publisher of Israel. He has been a director of several privately held companies in Israel. He received a Masters of Business Administration from the Hebrew University in Jerusalem (Israel) and is a CPA (Isr).

Jacob Faigenbaum, 55, has served as founder and Managing Director of Financial Guardian Group since 2001. He was Senior Manager of Old Mutual International in London from 1997 to 2001, and he was Managing Director of Pioneer International, International Investments Advisory from 1986-1997. Mr. Faigenbaum served in the Israeli Defense Forces as Colonel. He received a Masters of Economics and Business Administration from Bar-Ilan University and is currently finishing his LLB.

Yoav Ronen, 49, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen received a Bachelor’s degree in Business and Accounting from Tel Aviv University.

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors and/or beneficial owners of 10% or more of HOMI’s common stock were required by Section 16(a) of the Securities Exchange Act of 1934, to file certain reports which reports were not filed on a timely basis:  Avrham Bahri and Jacob Ronnel.

Code of Ethics

HOMI has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. HOMI will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to HOMI's board of directors.

Audit Committee Financial Expert

HOMI has a separately designated standing audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. HOMI’s board of directors has determined that HOMI has one financial expert serving on its audit committee: Jules M. Polak,

ITEM. 11	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel (1) Chief Executive Officer	2007	144,288	41,690					500(7)	186,478
	2008	188,300						1,447(7)	189,747
Daniel Cohen President (2)	2007	N/A						20,000(6)	20,000
	2008	55,350						75,826(6,7)	131,176
Sigal Grinboim CFO (3)	2007	38,500	1,024						39,524
	2008	N/A
Linor Labandter CFO (4)	2007	80,000	9,816						89,816
	2008	166,871							166,871
Ariel Almog COO (5)	2007	193,389	30,850					500(7)	224,739
	2008	200,428							200,428

(1)	Mr. Ronnel's salary was paid by HOMI Europe. Mr. Ronnel served as President of HOMI until August 2008. He remains CEO of HOMI. Mr. Ronnel was appointed CFO of HOMI on March 26, 2009.

(2)	Mr. Cohen was appointed President of HOMI in August 2008.

(3)	Ms. Grinboim's position as Chief Financial Officer terminated on May 9, 2007.

(4)
Ms. Labandter was appointed Chief Financial Officer in May 2007 and is an employee of HOMI Israel Ltd. Her salary was paid by HOMI Israel Ltd. On November 10, 2008, Ms. Labandter tendered her resignation, effective February 15, 2009.

(5)	Mr. Almog's entire salary was paid by HOMI USA, Inc. Mr. Almog ceased to be HOMI's COO in August 2008, at which time he was appointed CEO of HOMI USA, Inc.

(6)	Mr. Cohen was paid as a consultant of HOMI, the amount of 75,021.

(7)	Represents interest paid on loans to the Company.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avraham Bahry	$3,000						$3,000
Jacob Ronnel*
Ariel Almog*
Jules Polak	$6,000						$6,000
Phillipe Schwartz	$6,000						$6,000
Jacob Faigenbaum	$4,000						$4,000
Yoav Ronen	$4,500						$4,500
Uri Kellner	$4,000						$4,000
* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 15, 2009, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

	More than 5% of the outstanding shares of our common stock;

	Each of our officers and directors;

	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned (3)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	3,308,523	4.76%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	10,538,679	15.17%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,649,481	3.81%

Linor Labandter(1) 100 Levi Eshkol Street, Apt # 9 Tel-Aviv 69361 Israel	0	0%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	10,914,646	15.71%

Jules Polak 4 Kiriati Street Ramat Gan, Israel	0	0%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	60,065	0.09%

Philippe Schwartz (2) 999 California Street San Francisco, CA 94108	0	0%

Uri Kellner (2) 6 Herzel Rosenblum Street, Apt #6210, Tel Aviv, Israel 69379	0	0%

Jacob Faigenbaum Migdal Moshe Aviv 7 Jabotinsky Street, 19th Floor Ramat Gan, Israel	0	0%

All officers and directors as a group (10 people) (1)(2)	27,471,394	39.55%
(1)	Ms. Labandter served as Chief Financial Officer until February 15, 2009.
(2)	Mr. Kellner and Mr. Schwartz served as directors until November 20, 2008.
(3)	Based on total of 69,453,364 shares outstanding as of March 15, 2009.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Closing of this transaction took place on March 10, 2008, during which time the following actions occurred: (i) all of Ice Maiden's shares in HOMI SA were purchased by HOMI Israel at a  purchase price of $ 73; (ii) the loan in the amount of $ 112,000 including accrued interest was repaid; (iii) HOMI SA sold and assigned to Ice Maiden's order the minibar equipment owned by HOMI SA and installed at two hotels in Johannesburg, South Africa, and the agreements with such hotels regarding the operation of such minibars, at a price of $ 102,000. As a result, HOMI SA became, as of March 10, 2009, an indirectly wholly owned subsidiary of the Company.

On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI SA subsidiary to Clevo Corporation S.A., a Panama corporation. The purchase price was $205,000. The transaction was effective as of January 28, 2008. As a result, HOMI SA changed its name, and ceased to be a subsidiary or affiliate of HOMI.

On November 11, 2008, HOMI entered into a loan agreement with related parties, Daniel Cohen, President of HOMI and Avraham Bahry, Chairman of the Board of Directors of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on November 10, 2008. Pursuant to this loan agreement, Mr. Cohen and Mr. Bahry loaned HOMI $100,000 and $200,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI’s common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed on January 23, 2009.

On December 8, 2008, HOMI entered into a loan agreement with related parties, Jacob Ronnel, Chief Executive Officer of HOMI and Aryeh Reif, Corporate Secretary of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on December 3, 2008. Pursuant to this loan agreement, Mr. Ronnel and Mr. Reif loaned HOMI $400,000 and $20,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed on January 23, 2009.

During the years ended December 31, 2008, HOMI incurred various related party expenses for the following:

Description	2008
Directors’ fees and liability insurance	$60,139
Consulting fees	$534,078
Interest Payments	$34,546
Totals	$628,763

Director Independence

Our current Board members consist of Daniel Cohen, Avraham Bahry, Jacob Ronnel, Ariel Almog, Jacob Faigenbaum, Jules Polak, and Yoav Ronen. The Board has determined that Messrs. Polak, Faigenbaum and Ronen are independent applying the definition of independence under the listing standards of the American Stock Exchange. Messrs. Cohen, Bahry, Ronnel and Almog are not independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2008 for professional services rendered by Barzily & Company for the audit of the December 31, 2007 and 2008 financial statements approximated $ $ 59, 0000 and $ 64,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2007, we paid $49,000 and in 2008 we paid$ 53,000. for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2007 and 2008 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2007 and 2008, we paid $ 10,000 and $ 11,000, respectively, for other products and services.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement ((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1)(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1)(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004. (1)(7)
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008(1)(11)
10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1)(12)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
__________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008.

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 10, 2009	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Director
Dated:	April 10, 2009	Dated:	April 10, 2009

	/s/ Ariel Almog		/s/Avraham Bahry
	Ariel Almog, Director		Avraham Bahry, Director
Dated:	April 10, 2009	Dated:	April 10, 2009

/s/ Jacob Faigenbaum
	Jacob Faigenbaum, Director		Jules Polak, Director
Dated:	April 10, 2009	Dated:

Yoav Ronen, Director
Dated: