Form 10-K/A
period 2008-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-04-17
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

69,453,364 common shares issued and outstanding as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

EXPLANATORY NOTE

The Company is filing this amendment number one to its annual report on Form 10-K, as originally filed on April 13, 2009, to correct an inadvertent error in the Company’s Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 included in the Company’s Consolidated Annual Financial Statements in Item 8 herein. The changes to the Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 consists of adding the following figures to “Issuance of Shares”:  “1,154,141” under the “Number of Common Shares of Stock” column, “1” under “Common Stock Par Value” column, “463” under the “Additional Paid-In Capital” column, and “464” under the “Total” column.   No other disclosure in this annual report has been modified, amended or updated as a result of this amendment number one.

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

March 31, 2009

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

FS 3

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,
	Note	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term bank credits		4	-
Loans from shareholders	6	809	-
Current maturities of convertible notes	7	219	-
Current maturities of long-term loans	8	113	292
Trade payables		1,110	374
Accrued expenses and other current liabilities	9	292	299

TOTAL CURRENT LIABILITIES		2,547	965

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	8	669	785
Convertible notes	7	260	494
Accrued severance pay		44	45
Deferred taxes	15	25	21

TOTAL LONG-TERM LIABILITIES		998	1,345

COMMITMENTS, CONTINGENT LIABILITIES AND LIENS	10

MINORITY INTEREST		-	(26)

SHAREHOLDERS' EQUITY:	11

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares Authorized; Zero shares issued and outstanding; Common stock of $ 0.001 par value – 105,000,000 shares Authorized; 41,122,078 shares issued andoutstanding;		41	41
Additional paid-in capital		8,048	8,048
Accumulated other comprehensive income		238	195
Accumulated deficit		(4,250)	(2,276)

TOTAL SHAREHOLDERS' EQUITY		4,077	6,008

TOTAL		7,622	8,292

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

FS 5

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Other Comprehensive income (loss)	Total
Balance as of December 31, 2006	39,967,937	40	7,585	52	(2,726)	-	4,951

Issuance of shares (see also Note 11)	1,154,141	1	463	-	-	-	464
Foreign currency translation adjustments	-	-	-	143	-	143	143
Net income	-	-	-	-	450	450	450

Total comprehensive income						593

Balance as of December 31, 2007	41,122,078	41	8,048	195	(2,276)	-	6,008

Foreign currency translation adjustments	-	-	-	43	-	43	43
Net loss	-	-	-	-	(1,974)	(1,974)	(1,974)

Total comprehensive loss						(1,931)

Balance as of December 31, 2008	41,122,078	41	8,048	238	(4,250)		4,077

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

The purchase price was $16. This amount is excess cost recorded in fixed assets and attributed to the minibars.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provision of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

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

FS 14

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign currency hedging arrangements.

p.	Severance pay:

The Company's liability for severance pay is calculated pursuant to the local law applicable in certain countries where the Company operates.

q.	Concentrations of Credit Risk and Fair Value of Financial Instruments:

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

r.	Basic and Diluted Net Income (Loss) per Share:

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

Depreciation expenses amounted to $ 684 and $ 623 for the years ended December 31, 2008 and 2007, respectively.
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

NOTE 6:-                       LOANS FROM SHAREHOLDERS

On September 26, 2008, HOMI filed a Form S-1 regarding the proposed issue of rights to its stockholders to purchase additional shares. Subsequently, in December 2008, HOMI raised approximately $ 720 through loan agreements. The loans are short-term and bear interest at the rate of 6% per annum. According to the terms of the loan, the loans could be repaid in cash or by conversion at the same price per share as those shares offered in the rights offering.
Accrued interest at balance sheet date is in the amount of $ 4.

Subsequent to balance sheet date, HOMI converted these loans, as well as additional balances of shareholders, in the total amount of $ 809 to shares (see also Note 17a).

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

c.
Liens have been placed on certain Company's assets, including the rights to receivables from customers, in favor of banks and others, as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2008 and 2007 amount to approximately $ 782 and $ 885, respectively.

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

In addition, the Company rents space under various month to month arrangements for certain facilities. In September 2008, the Company began renting office space in Hertzeliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel.  During the years ended December 31, 2008 and 2007, rent expenses were $57 and $35, respectively.

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

Additional information in regard to issue of shares:

a.
During the second quarter of 2007, shareholders signed a notice of conversion to convert shareholders' loans in the amount of approximately $ 77 to 153,396 common shares of HOMI, at the rate of $ 0.50 per share, in accordance with a resolution of the Company's Board of Directors.

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

The sale of HOMI's shares in BSI resulted in a profit of approximately $270.

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

FS 27
-------------------------

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement ((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1)(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1)(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004. (1)(7)
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008(1)(11)
10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1)(12)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
___________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008.

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 16, 2006	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/Jacob Ronnel
	Daniel Cohen, President, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Director
Dated:	April 16, 2006	Dated:	April 16, 2006

	/s/Ariel Almog		/s/Avraham Bahry
	Ariel Almog, Director		Avraham Bahry, Director
Dated:	April 16, 2006	Dated:	April 16, 2006

/s/Jacob Faigenbaum
	Jacob Faigenbaum, Director		Jules Polak, Director
Dated:	April 16, 2006	Dated:

Yoav Ronen, Director
Dated:

Form 10-K/A No. 1