Form 10-Q
period 2009-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-05-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission File No.  000-50306

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
(Name of Small Business Issuer in its Charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

80 Wall Street, Suite 815
New York, New York 10005
(Addressof Principal Executive Offices)

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
  69,479,340 as of March 31, 2009

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2009

UNAUDITED

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2009 and December 31, 2008	F-1-2

Statements of Operations -
Three months ended March 31, 2009 and 2008	F-3

Statements of Cash Flows -
Three months ended March 31, 2009 and 2008	F-4-5

Notes to Financial Statements	F-6-10

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	March 31,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit	-	4
Loans from shareholders	-	809
Current maturities of convertible notes	248	219
Current maturities of long-term loans	116	113
Trade payables	787	1,110
Accrued expenses and other current liabilities	292	292

Total current liabilities	1,443	2,547

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	638	669
Convertible notes, net of current maturities	198	260
Accrued severance pay	50	44
Deferred taxes	13	25

Total long-term liabilities	899	998

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value - 5,000,000 shares authorized; zero shares issues and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock of $0.001 par value - 105,000,000 shares authorized; 69,453,364 shares issued and outstanding as of March 31, 2009 and 41,122,078 as of December 31, 2008	69	41
Additional paid-in capital	9,416	8,048
Accumulated other comprehensive income	179	238
Accumulated deficit	(4,834)	(4,250)

Total shareholders’ equity	4,830	4,077

TOTAL	7,172	7,622

The accompanying notes are an integral part of the consolidated financial statements.

FS-1-2

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	676	884

Costs of revenues:

Depreciation	(137)	(142)

Other	(357)	(389)

Gross profit	182	353

Operating expenses:

Research and development	(22)	(4)

Selling and marketing	(58)	(127)

General and administrative	(550)	(424)

Loss before financial expenses and other income, net	(448)	(202)

Financial expenses, net	(85)	(101)

Other income (expenses), net (see note 4b and 4c)	(61)	7

Loss before taxes on income	(594)	(296)

Taxes on income	10	(29)

Net Loss	(584)	(325)

Basic and diluted net loss per share	(0.01)	(0.008)

Weighted average number of shares used in computing basic and diluted net loss per share	60,009,602	41,122,078

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(584)	(325)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss from sale of property and equipment, net	-	31
Depreciation and amortization	183	170
Decrease in accrued severance pay, net	(4)	-
Interest and linkage differences in regard to shareholders and subsidiaries	21	3
Deferred income taxes	(12)	(4)
Loss from sale of a previous consolidated subsidiary and other expenses	61	-
Changes in assets and liabilities:
Decrease (increase) in inventories	(39)	8
Decrease (increase) in trade receivables	28	(96)
Decrease in related parties	(20)	-
Increase in other accounts receivable	(154)	(62)
Increase in trade payables	(72)	-
Increase in other accounts payable and accrued expenses	61	135
Net cash used in operating activities	(531)	(140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of a previous consolidated subsidiary (Appendix B)	197	-
Purchases and production of property and equipment	(564)	(142)
Proceeds from sales of property and equipment	-	83
Short-term bank deposits, net	10	5
Acquisition of intangibles	(6)	(1)
Acquisition of minority interest in a subsidiary	-	(73)
Net cash used in investing activities	(363)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	(4)	-
Share Issuance net of issuance expenses	580	-
Repayment of long-term loans from banks and others	(60)	(25)
Repayment of long-term loans from shareholders	-	(120)
Net cash provided by (used in) financing activities	516	(145)

Effect of exchange rate changes on cash and cash equivalents	(8)	26

Change in cash and cash equivalents	(386)	(387)
Cash and cash equivalents at the beginning of the period	770	2,344
Cash and cash equivalents at the end of the period	384	1,957

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Appendix A-
Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Acquisition of property and equipment on short-term credit	480	35
Conversion of Shareholders' Loans to Equity	816	-
Cash paid during the period for interest	34	35
Cash paid during the period for income taxes	3	16

Appendix B -
Proceeds from sale of a previous consolidated subsidiary:
Working Capital (except for cash and cash equivalents)	24	-
Property and equipment	213	-
Intangible assets	27	-
Capital Reserve	(22)	-
Capital loss from sale of a previous consolidated subsidiary	(45)	-
	197	-

FS-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2d below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel, Australia ,  Canada and Spain.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company".

HOMI's common stock has been listed on the Over-the-Counter Bulletin Board since February 2004 under the symbol "HOUM.OB."

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the system), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. Subsequently, during the second half of 2007, the Company entered the production phase of the system. The first pilot installation of the system was completed in early 2008. Additional installations have been completed since that time and the Company continues to manufacture and install  the system. Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production.

c.
At March 31, 2009, the Company had $401 in cash, including short term deposits. For the period ended March 31, 2009, the Company had a net loss of $584. HOMI intends to raise funds within the next six months and adopt a new financing plan which will provide required funds for the company’s growth.

In May 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a rights offering.

Management believes that the shareholders loans for the amount of $350 received in April and May 2009, the proposed rights offering and the intended financing plan mentioned above, as well as the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2008 included in the Company's Form 10-KSB filed April 13, 2009.

b.  13Use of Estimates
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (con.)

c. Financial Statements in US dollars
The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined that the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statement of operations.

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

d.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its active subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	31.03.2009	31.03.2008
HOMI Israel Ltd. (1)	Israel	100%	3,475	1,692
HOMI USA, Inc.	U.S.A.	100%	2,724	2,610
HOMI Europe Sarl (2)	ROW	100%	3,012	2,580
HOMI South Africa (Proprietary) Limited (3)	South Africa	0%	-	483
HOMI (Operation 99) Ltd. (1)	Israel	100%	-	167
			9,211	7,532

(1)	The 167 minibars of HOMI (Operation 99) Ltd are included in HOMI Israel Ltd, since the activity of this company was transferred to HOMI Israel Ltd. since January.1, 2009. (see also note 4c).

(2)	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K (including Spain Branch).
-	The subsidiary in the United Kingdom was established in August 2006. Operation of this subsidiary has commenced during the current period.
-	The subsidiary in France was established during the third quarter of 2008. Operation of this subsidiary has commenced during the current period
-	During the current period, HOMI UK established a Branch in Spain.
-	Operation in the Spanish branch will commence during the second quarter of 2009.
(3)	The Company sold its holdings in HOMI South Africa (Pty) Ltd. ("HOMI SA") (see Note 4b).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (con.)

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

g.	Basic and Diluted Net Income (Loss) per Share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the three months ended March 31, 2009 and 2008; accordingly basic and diluted net Income (loss) per share are identical for both of such periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (con.)

h.  Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

	December 31,
	2009	2008
New Israeli Shekel (NIS)	$ 0.239	$ 0.263
Euro (EU)	$ 1.331	$ 1.393
Australian Dollar (AU$)	$ 0.693	$ 0.686
Pound Sterling (GBP)	$ 1.431	$ 1.459

	Year Ended December 31,
Increase (Decrease) in Rate of Exchange:	2009	2008
NIS	(9.2%)	8.1%
EU	(4.5%)	7.4%
AU$	0.9%	4.1%)
GBP	(1.9%)	(0.8%)

i.   Implementation of new relevant accounting standards

FAS 107-1 and APB 28-1 - Interim Disclosures about Fair Value of Financial Instruments:

On April, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on the Company’s financial statements.

FAS 115-2 and FAS 124-2 - Recognition and Presentation of Other-Than-Temporary Impairments:

In April 2009, the FASB Issued FAS No. 115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 157-4 and FSP FAS 115-2/FAS 124-2 must be adopted at the same time.
FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and it will have no impact on the Company’s financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-                      RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, the Company incurred various related party expenses as follows:

	Three Months Ended March 31,
Description	2009	2008

Directors' Fees and Liability Insurance	10	12
Consulting and Management Fees	135	106
Financial Expenses	7	3

Totals	152	121

NOTE 4:-                      OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.
In January 2009, HOMI completed a subscription rights offering. HOMI  raised  an amount of $ 1,396 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,331,286 common stock shares at $ 0.05 per share.

b.
On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI's South African subsidiary to CLevo Corporation S.A., a Panama corporation. The purchase price was $ 205 on a "no cash no debt" basis. The transaction was effective as of January, 2009. As a result, HOMI South Africa changed its name, and ceased to be a subsidiary or affiliate of HOMI.

As a result of the abovementioned. HOMI had a loss, net of $ 45 that is recorded in other expenses.

c.
HOMI has commenced a program under which the intra-group structure of its subsidiaries and Intellectual Property holdings and production operations will be revised. In this context, on February 16, 2009, HOMI (Operation 99) Ltd. ("HOMI Operation") and HOMI Israel Ltd. ("HOMI Israel") entered into an agreement pursuant to which HOMI Israel acquired all of HOMI Operation's business activities, including all of its assets and all of its liabilities, in return for $35. The acquisition transaction was declared to be effective retroactively, as of January 1, 2009.

It is further contemplated that HOMI Operation, once it has divested itself of all assets and liabilities, will change its name to HOMI Industries Ltd. and will be held directly by HOMI (and not by HOMI Israel). Then will receive an assignment of intellectual property and know-how from HOMI, and a series of license agreements will then be executed granting rights under this intellectual property and know-how.
As a result of the change of the ownership, HOMI Israel had a capital loss of $ 16 that is recorded in other expenses.

NOTE 5:-  EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.
Subsequent to balance sheet date the company received notice that the US Internal Revenue Service imposed on the company automated late filing penalties for delay in filing a certain information schedule on foreign holdings. The company is filing an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay company advisors believe there is good reason to believe that the abatement would be approved.

b.	On May 1, 2009, the Company filed a Form S-1 regarding the issue of rights to its stockholders to purchase up to 20,000,000 of additional shares for an expected consideration of $ 765 after expenses.
-------------------------

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2009 and our results of operations for the three months ended March 31, 2008 and 2009. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2008 10-KSB filed with the Securities and Exchange Commission on April 13, 2009.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2009 and 2008.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2008 the Company’s balance sheet includes $5,429,000 of fixed assets, net.  As of March 31, 2009, our balance sheet included $5,365,000 of fixed assets net. The Company has completed its impairment test for the three months ended March 31, 2009 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have recently begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product designed and manufactured by HOMI. The HOMI® 330, an additional new range product, is currently in production.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Europe, Israel and Australia. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008.

REVENUES

For the three months ended March 31 2009 and 2008, HOMI had revenues of $676,000 and $884,000, respectively, a decrease of $208,000 or 23.5%. These revenues arise primarily from the sale of refreshments in the minibars.

The decrease in sales is due to the fact that a large part of our sales are denominated in non-U.S. currencies most of which have lost strength against the U.S. dollar resulting in an decrease in revenues as reported in U.S. dollars. In addition, there was a decrease in occupancy rates in the hotels in most of the countries in which we operate, resulting in a decrease in minibar product consumption and accordingly in revenues.

Further, as a result of HOMI's selling its interest in its South African subsidiary, HOMI South Africa (Pty) Ltd. ("HOMI SA"), HOMI SA no longer provides outsourcing services to the hotels in South Africa to which it previously provided services. Revenue for the three months ended March 31, 2008, includes revenues from such hotels in South Africa, while revenue for the three months ended March 31, 2009 does not.

For the three months ended March 31, 2009, our three largest customers accounted for approximately 29.4% of our total revenues, whereas during the same period of 2008, our three largest customers collectively comprised 29.8% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $495,000 for the three months ended March 31 2008 to $319,000, for the three months ended March 31, 2009.  Gross profit margin, before consideration of depreciation expense, decreased from 56.0% to 47.2%.

Gross profit, after consideration of depreciation expense, decreased from $353,000 for the three months ended March 31 2008 to $182,000, for the three months ended March 31, 2009.  Gross profit margin decreased from 40.0% to 26.9%.

The decrease is Gross Profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the installation and operation of the new HOMI® 336 minibars installed, while such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2008 and 2009 were $389,000 and $357,000 respectively, a decrease of $32,000 or 8.2%.

This decrease in cost of revenues is mainly due to the decrease in revenues.

Depreciation expense for the three months ended March 31, 2008 and 2009 approximated $142,000 and $137,000, respectively, a decrease of $5,000 or 3.5%. As a percentage of revenues, depreciation expense increased from 16.1% to 20.3%., Commencing the quarter ending March 31, 2009,  we have begun to depreciate the cost of the new HOMI® 336 systems which were installed during the past two quarters.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and Development of an additional product, HOMI® 330, was completed in the first quarter of 2009. Research and Development is expensed to operations as incurred. Total research and development expenses for the three months ended March 31, 2008 were $4,000, and $22,000 for the three months ended March 31, 2009.

OPERATING EXPENSES

General and Administrative expenses increased from $424,000 for the three months ended March 31, 2008 to $550,000 for the three months ended March 31, 2009, or by 29.7%. As a percentage of revenues, general and administrative expenses increased from 48% to 81.4%. This is due to several factors. In addition to providing outsourcing services to hotels, HOMI has begun to manufacture its own computerized minibars. HOMI increased its management and technical support platforms in order to support those changes. Also, in view of preparations to increase HOMI’s business from 2009 onward, we made some changes in management and appointed Daniel Cohen as President. In addition we also added a vice president of operations in one of our European subsidiaries, as well as a logistics manager. We rented office space for our financial department and logistic department. These and other changes resulted in an increase in general and administrative expenses.

Selling and Marketing expenses decreased from $127,000 for the three months ended March 31, 2008 to $58,000 for the three months ended March 31, 2009, or by 54.3%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2008 we had financial expenses of $101,000, while for the three months ending March 31, 2009, we had financial expenses, (net), of $85,000, a decrease of $16,000. The decrease in financial expenses is primarily due to currency exchange differences on US$ denominated intercompany balances

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2008 and 2009 we had other income of $7,000 and other expense of $61,000, respectively, in 2009, mainly due to the sale of our interest in our former South African subsidiary.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2008 and 2009 we had net loss of $325,000 and $584,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2009 of $4,859,000. During the three months ended March 31, 2009, we had net loss of $584,000.

In the three months ending March 31, 2009, we completed a rights offering in which we raised a total of $814,117 and issued 16,282,342 shares of common stock. In addition, the Company converted $603,746 in outstanding loans at $0.05 per share for an issuance of 12,074,920 shares. In total, between the Rights Offering and the loan conversions, the Company raised $1,417,863.00 and issued 28,357,262 shares. The proceeds of the rights offering and the converted loans were applied toward general operating expenses.

Our financing activities resulted in cash of approximately $516,000 during the three months ended March 31, 2009, and during the three months ended March 31, 2009 we used cash in the amount of $894,000.  On March 31, 2009, we had long term liabilities of approximately $899,000which are mainly comprised of loans and convertible notes.

On March 31, 2009, we had cash and cash equivalents of approximately $401,000.  In April and May 2009, we received loans totaling $350,000 from two of our shareholders. The loans are for a term of four months and bear interest at six percent (6%) per annum.  The loans may be converted at the option of the Company at the price per share which shares are offered by the Company in its proposed subscription rights offering.  In May 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a rights offering.  As a result of the aforementioned loans and our proposed rights offering, we believe that we have sufficient cash and cash equivalents to finance our operations for the next 12 months.

HOMI has commenced a program under which the intra-group structure of its subsidiaries and intellectual property holdings and production operations will be revised. In this context, on February 16, 2009, HOMI (Operation 99) Ltd. ("HOMI Operation") and HOMI Israel Ltd. ("HOMI Israel") entered into an agreement pursuant to which HOMI Israel acquired all of HOMI Operation's business activities, including all of its assets and all of its liabilities, in return for $35,000. HOMI Operation's business activity related to the ongoing outsource operation of the minibar system installed in the Sheraton City Tower Hotel, in Tel-Aviv, Israel. The acquisition transaction was declared to be effective retroactively, as of January 1, 2009. HOMI Operation is owned 100% by HOMI Israel.

It is further contemplated that HOMI Operation, once it has divested itself of all assets and liabilities, will be held directly by HOMI, and will then receive an assignment of intellectual property and know-how from HOMI, and a series of license agreements will then be executed granting rights under this intellectual property and know-how.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4 .	CONTROLS AND PROCEDURES

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

As disclosed in our annual report on Form 10-KSB filed on April 13, 2009, in evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2008, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting. At the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation described above, our management has concluded that the Company’s internal control over financial reporting was not completely effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2009, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	BTM-BSI Agreement for South Africa (1) (3)
10.3	HOS-BTM Stock Purchase Agreement (1) (3)
10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1)(7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)
10.20	Financing Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28, 2005(1)
10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004(1)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.(1) (8)
10.33	Loan Agreement by and between HOMI and Avraham Bahry and Daniel Cohen dated November 11, 2008(1) (11)
10.34	Employment Agreement by and between HOMI Europe S.A.R.L and Jacob Ronnel dated January 1, 2008 (1)(11)
10.35	Employment Agreement by and between HOMI Israel Ltd. and Daniel Cohen dated August 11, 2008 (1) (11)
10.36	Employment Agreement by and between HOMI Israel Ltd. and Linor Labandter dated August 11, 2008. (1)(11)
10.37	Loan Agreement by and between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (12)
10.38	Loan Agreement by and between HOMI and Daniel Cohen dated April 17, 2009 (13)
10.39	Loan Agreement by and between HOMI and Avraham Bahry dated May 12, 2009(14)
14.0	Code of Ethics (8)
31.1	Certification of HOMI’s President pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
32.1
Certification of HOMI’s President and HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.
(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.
(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.
(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.
(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.
(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.
(7)	Incorporated by reference from Form 8-K filed April 8, 2004.
(8)	Incorporated by reference from the Form 10-KSB filed on April 16, 2004.
(9)	Incorporated by reference from Form 8-k filed March 1, 2005
(10)	Incorporated by reference from Form 8-k filed May 19, 2005
(11)	Incorporated by reference from Amendment No. 3 to registration statement on Form S-1 filed November 24, 2008.
(12)	Incorporated by reference from Form 8-K filed December 12, 2008.
(13)	Incorporated by reference from Form 8-K filed April 21, 2009.
(14)	Incorporated by reference from 8-K filed May 15, 2009.
*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 14, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President