Form 10-Q/A
period 2009-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-05-22
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:   69,479,340as of March 31, 2009

EXPLANATORY NOTE

The Company is filing this amendment number one to its quarterly  report on Form 10-Q, as originally filed on May 15, 2009, to correct an inadvertent omission of the assets  in the Company’s Balance Sheets for March 31, 2009 and December 31, 2008.  The changes to the Balance Sheets for March 31, 2009 and December 31, 2009 consists solely of adding the page that was missing.

2

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2009

UNAUDITED

3

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2009 and December 31, 2008	F-1-2

Statements of Operations -
Three months ended March 31, 2009 and 2008	F-3

Statements of Cash Flows -
Three months ended March 31, 2009 and 2008	F-4-5

Notes to Financial Statements	F-6-12

4

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	384	770
Short-term bank deposits	17	27
Receivables:
Trade (net of allowance for doubtful accounts of $zero as of March 31, 2009 and December 31, 2008)	625	719
Other accounts receivable	348	249
Inventories	276	260

Total current assets	1,650	2,025

LONG-TERM INVESTMENTS:
Severance pay fund	38	28

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	5,265	5,320
Other property and equipment	100	109

	5,365	5,429

OTHER ASSETS:
Intangible assets	47	67
Deferred expenses	72	73
	119	140

TOTAL	7,172	7,622

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

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2d below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel, Australia, Canada and Spain.

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

	Three Months Ended March 31,
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

a.
In January 2009, HOMI completed a subscription rights offering. HOMI raised an amount of $1,396 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,331,286 common stock shares at $0.05 per share.

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

As a result of the above mentioned, HOMI had a loss, net of $45 that is recorded in other expenses.

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

As a result of the change of the ownership, HOMI Israel had a capital loss of $16 that is recorded in other expenses.

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

b.	On May 1, 2009, the Company filed a Form S-1 regarding the issue of rights to its stockholders to purchase up to 20,000,000 of additional shares for an expected consideration of $765 after expenses.

-------------------------

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 21, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President

15