Form 10-K/A
period 2008-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-06-05
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

69,453,364 common shares issued and outstanding as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, the “SEC”, on April 13, 2009, and as amended by the Company’s Form 10K/A No. 1 filed with the SEC on April 17, 2009 (collectively, the “original filings”) and  is being filed for the sole purpose to include a revised Item 9A of Part II discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting, and to include the confirmed signatures of our auditors in their report.

In connection with the filing of this Amendment No. 2, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment the certifications pursuant to Rule 13a-14(a) and 13a-14(b). The Annual Report on Form 10-K/A has not been updated to reflect other events occurring after the filing date of the original Annual Report on Form 10-K or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended information, this Annual Report on Form 10-K/A continues to describe conditions as of the date of the filing of the original Annual Report on Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

/s/ Barzily & Co.
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

FS 5

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Other Comprehensive income (loss)	Total
Balance as of December 31, 2006	39,967,937	40	7,585	52	(2,726)	-	4,951

Issuance of shares (see also Note 11)	1,154,141	1	463	-	-	-	463
Foreign currency translation adjustments	-	-	-	143	-	143	143
Net income	-	-	-	-	450	450	450

Total comprehensive income						593

Balance as of December 31, 2007	41,122,078	41	8,048	195	(2,276)	-	6,008

Foreign currency translation adjustments	-	-	-	43	-	43	43
Net loss	-	-	-	-	(1,974)	(1,974)	(1,974)

Total comprehensive loss						(1,931)

Balance as of December 31, 2008	41,122,078	41	8,048	238	(4,250)		4,077

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

ITEM 9A:                      CONTROLS AND PROCEDURES

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

As a result of these two material weaknesses in internal control over financial reporting, management concluded that, the Company’s internal control over financial reporting was not effective as of December 31, 2008.

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
(v)	the establishment of additional controls over financial reporting

As of the end of the period covered by this annual report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2008, management performed the examination with regard to one material subsidiary, where the controls were found to be effective. Management is continuing to test the effectiveness of controls in all other material subsidiaries, and believes the examination will be finalized by the end of 2009. However, the disclosure controls and procedures in other material entities have yet to be examined  or evaluated.  Because of this, management has concluded that for the period covered by this report, HOMI’s controls and procedures are not effective.

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

Exhibits

The following exhibits are filed as part of this Form 10-K/A.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	BTM-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	BTM-BSI Agreement for South Africa (1) (3)
10.3	HOS-BTM Stock Purchase Agreement (1) (3)
10.13	Consulting Agreement between BTM and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December1, 2003 (1)(7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003(1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rohia Mihali dated March 1, 2003(1) (7)
10.20	Financing Agreement between HOMI and Solog Mifallei Srigah Ltd. dated February 28, 2005(1)
10.21	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004(1)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.(1) (8)
10.33	Loan Agreement by and between HOMI and Avraham Bahry and Daniel Cohen dated November 11, 2008(1) (11)
10.34	Employment Agreement by and between HOMI Europe S.A.R.L and Jacob Ronnel dated January 1, 2008 (1)(11)
10.35	Employment Agreement by and between HOMI Israel Ltd. and Daniel Cohen dated August 11, 2008 (1) (11)
10.36	Employment Agreement by and between HOMI Israel Ltd. and Linor Labandter dated August 11, 2008. (1)(11)
10.37	Loan Agreement by and between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (12)
10.38	Loan Agreement by and between HOMI and Daniel Cohen dated April 17, 2009 (13)
10.39	Loan Agreement by and between HOMI and Avraham Bahry dated May 12, 2009(14)
14.0	Code of Ethics (8)
31.1*	Certification of HOMI’s President pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*
31.2*	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*
32.1*
Certification of HOMI’s President and HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)*

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

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2009	Hotel Outsource Management International, Inc.

	By:	/s/ Daniel Cohen
Daniel Cohen
President
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Jacob Ronnel
Jacob Ronnel
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: June 4, 2009	/s/ Daniel Cohen
Daniel Cohen
President, Director

Dated: June 4, 2009	/s/ Jacob Ronnel
Jacob Ronnel
Chief Executive Officer, Chief Financial Officer
and Director

Dated: June 4, 2009	/s/
Ariel Almog
Director

Dated: June 4, 2009	/s/ Avraham Bahry
Avraham Bahry
Director

Dated: June 4, 2009	/s/ Jacob Faigenbaum
Jacob Faigenbaum
Director

Dated: June 4, 2009	/s/
Yoav Ronen
Director

Dated: June 4, 2009	/s/ Kalman Huber
Kalman Huber
Director