Form 10-Q/A
period 2009-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-06-05
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2
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

Large Accelerated Filer    [     ]                                                                Accelerated Filer    [     ]                                                      Non-Accelerated Filer    [     ]Smaller Reporting Company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ]  No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

  69,479,340 as of March 31, 2009

EXPLANATORY NOTE

The Company is filing this amendment number two to its quarterly  report on Form 10-Q, as originally filed on May 15, 2009,  and amended May 21, 2009 to include a revised Item 4 discussing the Company’s controls and procedures.  This amendment is solely for the purpose of revising Item 4 discussing the Company’s controls and procedures.  The Quarterly Report on Form 10-Q/A has not been updated to reflect other events occurring after the filing date of the original Quarterly Report on Form 10-Q or Amendment No 1. to the Quarterly report on Form 10-Q or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended information, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the date of the filing of the original Quarterly Report on Form 10-Q and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

As disclosed in our annual report on Form 10-KSB filed on April 13, 2009, in evaluating the effectiveness of our controls and procedures as of December 31, 2008, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting. At the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation described above, our management has concluded that the Company’s controls and procedures were not effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q/A.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: June 4, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: June 4, 2009	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)