Form 10-Q
period 2009-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-08-13
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  69,453,364 as of June 30, 2009

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2009

UNAUDITED

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2009 and December 31, 2008	1-2

Statements of Operations -
Six and three months ended June 30, 2009 and 2008	3

Statements of Cash Flows -
Six months ended June 30, 2009 and 2008	4-5

Notes to Financial Statements	6-14

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	207	770
Short-term bank deposits	22	27
Receivables:
Trade (net of allowance for doubtful accounts of $zero as of June 30, 2009 and December 31, 2008)	723	719
Other accounts receivable	221	249
Inventories	312	260

Total current assets	1,485	2,025

LONG-TERM INVESTMENTS:
Severance pay fund	41	28

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	5,485	5,320
Other property and equipment	73	109

	5,558	5,429

OTHER ASSETS:
Intangible assets	51	73
Deferred expenses	57	67
	108	140

TOTAL	7,192	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	June 30,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit	-	4
Loans from shareholders	486	809
Current maturities of convertible notes	248	219
Current maturities of long-term loans	119	113
Trade payables	554	1,110
Accrued expenses and other current liabilities	343	292

Total current liabilities	1,750	2,547

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	607	669
Convertible notes, net of current maturities	198	260
Accrued severance pay	55	44
Deferred taxes	11	25

Total long-term liabilities	871	998

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value - 5,000,000 shares authorized; zero shares issues and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock of $0.001 par value - 105,000,000 shares authorized; 69,453,364 shares issued and outstanding as of June 30, 2009 and 41,122,078 as of December 31, 2008	69	41
Additional paid-in capital	9,416	8,048
Accumulated other comprehensive income	166	238
Accumulated deficit	(5,080)	(4,250)

Total shareholders’ equity	4,571	4,077

TOTAL	7,192	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
US Dollars in thousands (except share and per share data)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	889	936	1,565	1,820

Costs of revenues:
Depreciation	(210)	(177)	(349)	(319)
Other	(477)	(460)	(834)	(849)

Gross profit	202	299	382	652

Operating expenses:

Research and development	(18)	(34)	(40)	(38)

Selling and marketing	(70)	(106)	(128)	(233)

General and administrative	(458)	(423)	(1,008)	(847)

Operating loss	(344)	(264)	(794)	(466)

Interest and foreign currency translation income (expenses), net	111	14	26	(87)

Other income (expense)	(13)	(1)	(74)	6

Loss before taxes on income	(246)	(251)	(842)	(547)

Benefit (provision) for income taxes	(2)	23	12	(6)

Net loss	(248)	(228)	(830)	(553)

Basic and diluted net loss per share	(0.004)	(0.005)	(0.012)	(0.013)

Weighted average number of shares used in computing basic and diluted net loss per share	69,453,364	41,122,078	69,453,364	41,122,078

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(830)	(553)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss from sale of property and equipment, net	-	31
Depreciation and amortization	383	346
Increase (Decrease) in accrued severance pay, net	(2)	6
Interest and linkage differences in regard to shareholders and subsidiaries	(140)	3
Provision (benefit) for deferred income taxes	(15)	16
Loss from sale of a previous consolidated subsidiary and other expenses	73	-
Changes in assets and liabilities:
Increase in inventories	(67)	(9)
Increase in trade receivables	(39)	(176)
Decrease in related parties	(17)	(13)
Increase in other accounts receivable	(31)	(19)
Decrease in trade payables	(118)	-
Increase in other accounts payable and accrued expenses	87	147
Net cash used in operating activities	(716)	(221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previous consolidated subsidiary (Appendix B)	195	-
Purchases and production of property and equipment	(1,025)	(450)
Proceeds from sales of property and equipment	-	81
Short-term bank deposits, net	5	5
Acquisition of intangibles	(4)	(1)
Acquisition of minority interest in a subsidiary	-	(73)
Net cash used in investing activities	(829)	(438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	(4)	-
Share Issuance net of issuance expenses	580	-
Repayment of long-term loans from banks and others	(88)	(48)
Proceeds (Repayment) of long-term loans from shareholders	483	(120)
Net cash provided by (used in) financing activities	971	(168)

Effect of exchange rate changes on cash and cash equivalents	11	(18)

	(563)	(845)
Cash and cash equivalents at the beginning of the period	770	2,344
Cash and cash equivalents at the end of the period	207	1,499

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Appendix A-
Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Acquisition of property and equipment on short-term credit	284	264
Conversion of Shareholders' Loans to Equity	816	-
Cash paid during the period for interest	56	56
Cash paid during the period for income taxes	3	18

Appendix B -
Proceeds from sale of a previous consolidated subsidiary:
Working Capital (except for cash and cash equivalents)	34	-
Property and equipment	213	-
Intangible assets	27	-
Capital Reserve	(22)	-
Capital loss from sale of a previous consolidated subsidiary	(57)	-
	195	-

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2d below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel, Australia and Canada.

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

c.
At June 30, 2009, the Company had $229 in cash, including short term deposits. For the period ended June 30, 2009, the Company had a net loss of $ 830. HOMI intends to raise funds within the next three months and adopt a new financing plan which will provide required funds for the company’s growth.

Under the new financing plan, title in selected HOMI minibars that are installed in various Hotels, will be transferred to third party financers in return for a cash purchase price that they will pay up front to HOMI, and HOMI shall continue to manage and operate these minibars for the hotel. The financer will receive a share of the profits from such activity, and HOMI will receive management fees and the balance of the profits.

Under this new financing plan, during August 2009, the Company received $ 100 on account for transfer of title to 470 HOMI minibars installed in one Hotel in Israel.
In June 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a rights offering.

Management believes that the loans in the amount of $483 received in the second quarter of 2009, the proposed rights offering and the new financing plan mentioned above, as well as the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2008 included in the Company's Form 10-KSB filed April 13, 2009.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its active    subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	30.06.2009	30.06.2008
HOMI Israel Ltd. (1)	Israel	100%	3,813	1,764
HOMI USA, Inc. and HOMI Canada (2)	U.S.A.& Canada	100%	2,724	2,829
HOMI Europe Sarl (3)	ROW	100%	3,270	2,580
HOMI South Africa (Proprietary) Limited (4)	South Africa	0%	-	483
HOMI (Operation 99) Ltd. (1)	Israel	100%	-	167
			9,807	7,823

(1)	The 167 minibars of HOMI (Operation 99) Ltd are included in HOMI Israel Ltd, since the activity of this company was transferred to HOMI Israel Ltd. since January.1, 2009. (see also note 4c).
(2)	The subsidiary in Canada was established during the fourth quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.
(3)	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K (including Spain Branch).
-	The subsidiary in the United Kingdom was established in August 2006. Operation of this subsidiary has commenced during the first quarter of 2009.
-	The subsidiary in France was established during the third quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.
-	During the first quarter, HOMI UK established a Branch in Spain. Operation in the Spanish branch commenced during the current period.
(4)	The Company sold its holdings in HOMI South Africa (Pty) Ltd. ("HOMI SA") (see Note 4b).

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-   SIGNIFICANT ACCOUNTING POLICIES (con.)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S. dollar-linked instruments or in NIS and Euro interest bearing deposits with major Israeli, U.S. and European banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

g.	Basic and Diluted Net Income (Loss) per Share

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the six months ended June 30, 2009 and 2008; accordingly basic and diluted net Income (loss) per share are identical for both of such periods.

h.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2009	2008
New Israeli Shekel (NIS)	$0.255	$0.263
Euro (EU)	$1.412	$1.393
Australian Dollar (AU$)	$0.814	$0.686
Pound Sterling (GBP)	$1.661	$1.459
Canadian $ (CAN$)	$0.867	$0.818
	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2009	2008
NIS	3.1%	14.6%
EU	1.4%	7.2%
AU$	18.7%	8.5%
GBP	13.8%	(0.7%)
CAN$	6%	(3.3%)

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

SFAS No. 165 – Subsequent Events

In May 2009. the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows and disclosures.

NOTE 3:-	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, the Company incurred various related party expenses as follows:

	Six Months Ended June 30,
Description	2009	2008

Directors' Fees and Liability Insurance	22	25
Consulting and Management Fees	263	201
Financial Expenses	7	3

Totals	292	229

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

      As a result of the abovementioned. HOMI had a loss, net of $ 57 that is recorded in other expenses.

c.
HOMI has commenced a program under which the intra-group structure of its subsidiaries and Intellectual Property holdings and production operations will be revised. In this context, on February 16, 2009, HOMI (Operation 99) Ltd. ("HOMI Operation") and HOMI Israel Ltd. ("HOMI Israel") entered into an agreement pursuant to which HOMI Israel acquired all of HOMI Operation's business activities, including all of its assets and all of its liabilities, in return for $ 35. The acquisition transaction was declared to be effective retroactively, as of January 1, 2009.

d.
On June 30, 2009, HOMI entered into a series of arrangements: HOMI Israel Ltd. (HOMI Israel) sold its entire interest in HOMI Industries Ltd. (formerly known as HOMI (Operation 99) Ltd.) (“HOMI Industries”) to HOMI, net of any assets or liabilities, for $1.00, with the result that HOMI Industries became a direct wholly owned subsidiary of HOMI.

HOMI then entered into an agreement with HOMI Industries, pursuant to which HOMI transferred sold all of its technology, know-how and patent rights, to HOMI Industries, and granted HOMI Industries an exclusive, royalty-free, worldwide license under the “HOMI” trademark, for $1,913.  Both of these agreements, dated June 30, 2009, take effect retroactively as of January 1, 2009.
As a result of the change of the ownership, HOMI Israel had a capital loss of $16 that is recorded in other expenses.

e.
HOMI Industries subsequently entered into exclusive license agreements with HOMI Europe S.A.R.L.. (for the territory of Europe), HOMI USA, Inc. (for the United States and Canada) and HOMI Israel Ltd. (for Israel). HOMI Europe (S.A.R.L.) granted a sub-license to HOMI UK Limited (for the United Kingdom, Spain and Ireland), and HOMI USA, Inc. granted a sub-license to HOMI Canada, Inc. (for Canada).  All of the aforementioned companies are subsidiaries of HOMI.

f.
On May 1, 2009, HOMI filed a Form S-1 regarding the proposed issue of rights to its stockholders to purchase additional shares. Subsequently, during the current period, HOMI raised approximately $483 through loan agreements. The loans are short-term and bear interest at the rate of 6% per annum. According to the terms of the loans, the loans could be repaid in cash or by conversion at the same price per share as those shares offered in the rights offering.

Accrued interest at balance sheet date is in the amount of $ 3. See also Note 5.

g.
The company received notice that the US Internal Revenue Service imposed on the company automated late filing penalties for delay in filing a certain information schedule on foreign holdings. The company has filed an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay company advisors believe there is good reason to believe that the abatement would be approved.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-	EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On June 25, 2009, the Company filed a Form S-1 regarding the issue of rights to its stockholders to purchase up to 20,000,000 of additional shares for an expected consideration of $ 765 after expenses.
The subscription rights will expire if they are not exercised by 5:00 p.m., New York City time, on August 27, 2009, unless the Company extends the rights offering period.

-------------------------

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2009 and our results of operations for the three months ended June 30, 2008 and 2009. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2008 10-K filed with the Securities and Exchange Commission on April 13, 2009 and amended on April 17, 2009.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2009 and 2008.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2008 the Company’s balance sheet includes $5,429,000 of fixed assets, net.  As of June 30, 2009, our balance sheet included $5,558,000 of fixed assets net. The Company has completed its impairment test for the three months ended June   30, 2009 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336, which is the first in a new range of products currently under development. The HOMI® 336 is the first product designed and manufactured by HOMI. The HOMI® 330, an additional new range product, is currently in production

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe, Israel and Australia. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

REVENUES

For the three months ended June 30, 2009 and 2008, HOMI had revenues of $ 889,000 and $ 936,000, respectively, a decrease of $47,000 or 5.0%. These revenues arise primarily from the sale of refreshments in the minibars.

The decrease in sales is due to the fact that there was a decrease in occupancy rates in the hotels in most of the countries in which we operate, resulting in a decrease in minibar product consumption and accordingly in revenues.

Further, as a result of HOMI's selling its interest in its South African subsidiary, HOMI South Africa (Pty) Ltd. ("HOMI SA"), as described below, HOMI SA is no longer affiliated with HOMI, and HOMI no longer provides outsourcing services to the hotels in South Africa to which it previously provided services through HOMI SA. Revenue for the three months ended June 30, 2008, includes revenues from such hotels in South Africa, while revenue for the three months ended June 30, 2009 does not.
For the three months ended June 30, 2009, our three largest customers accounted for approximately 27.61% of our total revenues.  During the same period of 2008, our three largest customers collectively comprised 30.58% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 476,000 for the three months ended  June 30 2008 to $ 412,000, for the three months ended  June 30, 2009,a decrease of $ 64,000  Gross profit margin, before consideration of depreciation expense, decreased from 50.9 % to _ 46.3_%.

Gross profit, after consideration of depreciation expense, decreased from $299,000 for the three months ended June 30 2008 to $ 202,000, for the three months ended  June 30 2009, a decrease of $ 97,000 Gross profit margin decreased from  31.9% to 22.7%.

The decrease is Gross Profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the installation and operation of the new HOMI® 336 minibars installed, while such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2008 and 2009 were $ 460,000 and $ 477,000 respectively, an increase of $17,000 or 3.7%.
This increase in cost of revenues is mainly due to the fact that the cost of revenues for the three months ended June 30, 2009 includes the cost associated with increase in new installation and beginning of operations of the new HOMI® 336 minibars installed.

Depreciation expense for the three months ended June 30, 2008 and 2009 approximated $177,000 and $ 210,000, respectively, an increase of $ 33,000 or 18.6%. As a percentage of revenues, depreciation expense increased from 18.9 % to  23.6%., During the quarter ending June 30, 2009,  we began to depreciate the cost of the new HOMI® 336 systems which were installed during the past two quarters.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. Research and Development is expensed to operations as incurred. Total research and development expenses for the three months ended June 30, 2008 were $34,000, and $ 18,000 for the three months ended June 30, 2009.

OPERATING EXPENSES

General and Administrative expenses increased from $423,000 for the three months ended June 30, 2008 to $ 458,000 for the three months ended June 30, 2009, or by  8.3%. As a percentage of revenues, general and administrative expenses increased from 45.2% to 51.5%.

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

Selling and Marketing expenses decreased from $106,000 for the three months ended June 30, 2008 to $ 70,000 for the three months ended June 30, 2009, or by 34.0%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2008 we had financial income (net) ,of $14,000, and for the three months ending June 30, 2009, we had financial  income (net), of $ 111,000, an  increase of $ 97,000. The increase in financial income (net) is primarily due to currency exchange differences on US$ denominated intercompany balances

OTHER INCOME (EXPENSES)

For the three months ended June 30, 2008 and 2009 we had other expense (net) of $1,000 and $13,000, respectively, mainly due to the sale of our interest in HOMI SA.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2008 and 2009 we had net loss of $ 228,000 and $ 248,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

REVENUES

For the six months ended June 30, 2009 and 2008, HOMI had revenues of $ 1,565,000 and $1,820,000, respectively, a decrease of $ 255,000 or 14%.

The decrease in revenues is mainly due to the fact that the occupancy rates in the hotels were low due to the global economic crisis.  In the second quarter there was an improvement in the occupancy rate, but it did not fully compensate for the results in the first quarter.

Further, as a result of HOMI's selling its interest in HOMI SA, HOMI SA is no longer affiliated with HOMI, and HOMI no longer provides outsourcing services to the hotels in South Africa to which it previously provided services through HOMI SA. Revenue for the six months ended June 30, 2008, includes revenues from such hotels in South Africa, while revenue for the six months ended June 30, 2009 does not.

For the six months ended June 30, 2009, our three largest customers accounted for approximately 28.08% of our total revenues.  For the six months ended June 30, 2008, our three largest customers accounted for approximately 30.28% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 971,000 for the six months ended June 30, 2008 to $731,000, for the six months ended June 30, 2009, a decrease of $ 240,000. Gross profit margin, before consideration of depreciation expense, decreased from 53.3% to 46.7%.

Gross profit, after consideration of depreciation expense, decreased from $652,000 for the six months ended June 30, 2008 to $ 382,000for the six months ended June 30, 2009, a decrease of $ 270,000.  Gross profit margin decreased from 35.8% to 24.4%.

The decrease is Gross Profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the installation and operation of the new HOMI® 336 minibars installed, while such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2008 and 2009 were $ 849,000 and $ 834,000, respectively, a decrease of $15,000 or 1.8%.  The decrease in cost of revenues is mainly due to the decrease of revenues.

Depreciation expense for the six months ended June 30, 2008 and 2009 approximated $319,000 and $ 349,000, respectively, an increase of $ 30,000, or 9.4%. As a percentage of revenues, depreciation expense increased from 17.5% to 22.3%. The increase in depreciation expense is mostly due to the fact that during the first two quarters of 2009 we began, for the first time, to depreciate the HOMI® 336 systems that were installed.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and Development of an additional product, HOMI® 330, was completed in the first quarter of 2009.  In the second quarter of 2009 we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the six months ended June 30, 2008 were $38,000 and $ 40,000 for the six months ended June 30, 2009.

OPERATING EXPENSES

General and Administrative expenses increased from $847,000 for the six months ended June 30, 2008 to  $1,008,000 for the six months ended June 30 2009, an increase of $ 161,000, or by  19%. As a percentage of revenues, general and administrative expenses increased from 46.5% to 64.4%.

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

Selling and Marketing expenses decreased from $233,000 for the six months ended June 30, 2008 to $128,000 for the six months ended June 30, 2009, a decrease of $ 105,000 or by 45.1%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2008 and 2009 we had financial expenses (net) of $87,000 and $ 26,000 of financial income (net), respectively, an increase in income of $113,000. These amounts include interest expense (net) of approximately $ 56,000 and $56,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER INCOME (EXPENSES)

For the six months ended June 30, 2008 we had other income (net) of $ 6,000 and for the six months ended June 30, 2009, we had other expenses (net) of $74,000.

The income for the six months ended June 30, 2008 was a result of the purchase of the minority interest in HOMI SA as described, above, and the expenses in 2009 were mainly due to the loss from the sale of our interest in our subsidiary HOMI SA.

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2008 we had net loss of $553,000 and for the six months ended June 30, 2009, we had a net loss of $830,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2009 of $ 5,080,000. During the six months ended June 30, 2009, we had net loss of $ 830,000

Our financing activities resulted in cash of approximately $ 971,000 during the six months ended June 30, 2009, and during the six months ended June 30, 2009 we used cash in the amount of $ 716,000.  On June 30, 2009, we had long term liabilities of approximately $ 871,000 which are mainly comprised of loans and convertible notes.

In June 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a rights offering.  This offering was declared effective on June 25, 2009.  A post-effective amendment to this registration statement was filed on August 6, 2009 and declared effective on August 12, 2009.

At June 30, 2009, the Company had $229,000 in cash, including short term deposits

In the second quarter 2009, we received loans totaling $483,000 from our shareholders. The loans are for a term of four months and bear interest at six percent (6%) per annum.  The loans may be converted at the option of the Company at the price per share which shares are offered by the Company in its proposed subscription rights offering.

HOMI intends to raise funds within the next six months and adopt a new financing plan which will provide required funds for the Company’s growth.  Under the new financing plan, title in selected HOMI minibars that are installed in various hotels, will be transferred to third parties in return for a cash purchase price that they will pay up front to HOMI.  HOMI shall continue to manage and operate these minibars for the hotel. The third party will receive a share of the profits from such activity, and HOMI will receive management fees and the balance of the profits.  Under this new financing plan, during August 2009, the Company received $ 100,000 on account transfer of title in 470 HOMI minibars installed in one hotel in Israel.

Management believes that the loans in the amount of $483,000 received in the second quarter of 2009, the rights offering and the new financing plan mentioned above, as well as the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.

HOMI has restructured its manufacturing activities and its intra-group relations and transactions. To achieve this, HOMI and its subsidiaries have entered into a series of intra-group agreements dated as of June 30, 2009. HOMI Industries Ltd (previously known as HOMI (Operation 99) Ltd. was sold from HOMI Israel to HOMI, net of any assets or liabilities, for $35,000.   HOMI then sold all of its technology, know-how and patent rights to HOMI Industries, at a price of $1,913,000, together with an exclusive worldwide license under the "HOMI" trademark and associated goodwill, with effect as of January 1, 2009. HOMI Industries then granted exclusive licenses to HOMI Europe (for the territory of Europe), HOMI USA (for USA and Canada) and HOMI Israel (for Israel), under the technology, know-how, patent rights, trademark and goodwill. HOMI Europe then granted a sub-license to HOMI UK (for UK and Ireland), and HOMI USA granted a sub-license to HOMI Canada (for Canada).

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

As disclosed in our annual report on Form 10-K filed on April 13, 2009 and amended on April 17, 2009, in evaluating the effectiveness of our controls and procedures as of December 31, 2008, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting. At the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation described above, our management has concluded that the Company’s controls and procedures were not effective as of June 30, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the six months ended June  30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended June 30, 2009, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of HOMI’s President pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 12, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President