Form 10-Q/A
period 2009-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-11-06
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

AS OF

June 30, 2009

UNAUDITED

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2009 and December 31, 2008	1-2

Statements of Operations -
Six and three months ended June 30, 2009 and 2008	3

Statements of Cash Flows -
Six months ended June 30, 2009 and 2008	4-5

Notes to Financial Statements	6-12

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

h.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2009	2008
New Israeli Shekel (NIS)	$ 0.255	$ 0.263
Euro (EU)	$ 1.412	$ 1.393
Australian Dollar (AU$)	$ 0.814	$ 0.686
Pound Sterling (GBP)	$ 1.661	$ 1.459
Canadian $ (CAN$)	$ 0.867	$0.818
	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2009	2008
NIS	3.1%	14.6%
EU	1.4%	7.2%
AU$	18.7%	8.5%
GBP	13.8%	(0.7%)
CAN$	6%	(3.3%)

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 4, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: November 4, 2009	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)