Form 10-Q
period 2009-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-11-16
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
89,453,364 as of September 30, 2009

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2009

UNAUDITED

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2009 and December 31, 2008	F1-F2

Statements of Operations -
Nine and three months ended September 30, 2009 and 2008	F3

Statements of Cash Flows -
Nine months ended September 30, 2009 and 2008	F4-F5

Notes to Financial Statements	F6-F13

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	293	770
Short-term bank deposits	58	27
Receivables:
Trade (net of allowance for doubtful accounts of $zero as of September 30, 2009 and December 31, 2008)	666	719
Other accounts receivable	296	249
Inventories	351	260

Total current assets	1,664	2,025

LONG-TERM INVESTMENTS:
Severance pay fund	42	28

PROPERTY AND EQUIPMENT, NET:
Minibars and related equipment	5,699	5,320
Other property and equipment	89	109

	5,788	5,429

OTHER ASSETS:
Intangible assets	52	73
Deferred expenses	52	67
	104	140

TOTAL	7,598	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	September 30,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit	-	4
Loans from shareholders	-	809
Current maturities of convertible notes	248	219
Current maturities of long-term loans	138	113
Trade payables	614	1,110
Accrued expenses and other current liabilities	345	292

Total current liabilities	1,345	2,547

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	870	669
Convertible notes, net of current maturities	136	260
Accrued severance pay	60	44
Deferred taxes	14	25

Total long-term liabilities	1,080	998

SHAREHOLDERS' EQUITY:
Preferred stock of $ 0.001 par value - 5,000,000 shares authorized; zero shares issues and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock of $0.001 par value - 105,000,000 shares authorized; 89,453,364 shares issued and outstanding as of September 30, 2009 and 41,122,078 as of December 31, 2008	89	41
Additional paid-in capital	10,186	8,048
Accumulated other comprehensive income	180	238
Accumulated deficit	(5,282)	(4,250)

Total shareholders’ equity	5,173	4,077

TOTAL	7,598	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

US Dollars in thousands (except share and per share data)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	1,038	1,014	2,604	2,834

Costs of revenues:
Depreciation	(220)	(175)	(569)	(494)
Other	(577)	(502)	(1,412)	(1,351)

Gross profit	241	337	623	989

Operating expenses:

Research and development	(36)	(54)	(76)	(92)

Selling and marketing	(48)	(98)	(175)	(331)

General and administrative	(428)	(446)	(1,436)	(1,293)

Operating loss	(271)	(261)	(1,064)	(727)

Interest and foreign currency translation income (expenses), net	56	(222)	82	(309)

Other income (expense)	17	-	(57)	6

Loss before taxes on income	(198)	(483)	(1,039)	(1,030)

Benefit (provision) for income taxes	(5)	(15)	7	(21)

Net loss	(203)	(498)	(1,032)	(1,051)

Basic and diluted net loss per share	(0.0026)	(0.0121)	(0.0150)	(0.0256)

Weighted average number of shares used in computing basic and diluted net loss per share	76,844,668	41,122,078	68,623,323	41,122,078

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,032)	(1,051)
Adjustments to reconcile net loss to net cash used in operating activities:

Other (expense) income	(8)	30
Depreciation and amortization	590	548
Increase in accrued severance pay, net	1	5
Interest and linkage differences in regard to shareholders and subsidiaries	(213)	139
Provision (benefit) for deferred income taxes	(12)	25
Loss from sale of a previous consolidated subsidiary and other expenses	73	-
Changes in assets and liabilities:
Increase in inventories	(101)	(29)
Decrease in trade receivables	27	85
Decrease in related parties	(70)	(10)
Decrease (Increase) in other accounts receivable	47	(168)
Increase (Decrease) in trade payables	33	(80)
Increase in other accounts payable and accrued expenses	82	17
Net cash used in operating activities	(583)	(489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previous consolidated subsidiary (Appendix B)	195	-
Purchases and production of property and equipment	(1,473)	(798)
Proceeds from sales of property and equipment	-	80
Short-term bank deposits, net	(31)	5
Acquisition of intangibles	(4)	(17)
Acquisition of minority interest in a subsidiary	-	(73)
Net cash used in investing activities	(1,313)	(803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank credit	(4)	-
Share Issuance net of issuance expenses	1,365	-
Proceeds (repayment) from long-term loans from banks and others, net	42	(74)
Repayment of long-term loans from shareholders	-	(120)
Net cash provided by (used in) financing activities	1,403	(194)

Effect of exchange rate changes on cash and cash equivalents	16	(10)

Decrease in cash and cash equivalents	(477)	(1,496)
Cash and cash equivalents at the beginning of the period	770	2,344
Cash and cash equivalents at the end of the period	293	848

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Appendix A-
Supplemental disclosure of non-cash investing activities, financing activities and cash flow information:
Acquisition of property and equipment on short-term credit	190	220
Conversion of Shareholders' Loans to Equity	820	-
Cash paid during the period for interest	90	90
Cash paid during the period for income taxes	9	43
Prepayments in regard to acquisition of property and equipment	-	59

Appendix B -
Proceeds from sale of a previous consolidated subsidiary:
Working Capital (except for cash and cash equivalents)	34	-
Property and equipment	213	-
Intangible assets	27	-
Capital Reserve	(22)	-
Capital loss from sale of a previous consolidated subsidiary	(57)	-
	195	-

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the system), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. . Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production.

c.
At September 30, 2009, the Company had $351 in cash, including short term deposits. For the period ended September 30, 2009, the Company had a net loss of $ 1,032. HOMI intends to raise funds and continue with a new business model which will provide required funds for the company’s growth.

Under the new business model, the Company will sell HOMI minibars, to be installed in various Hotels, to third parties in return for a cash purchase price. HOMI shall manage and operate these minibars.

Under this new business model, during the current period, the Company received $ 220 on account for selling 664 HOMI minibars installed in two Hotels in Israel.

HOMI also intends to raise approximately $1,000 through the issuance of securities over the next twelve months.

Management believes that the money raised in the latest rights offering and the new business model mentioned above, its proposed $1,000 offering as well as additional money raising efforts, and  the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2008 included in the Company's Form 10-KSB filed April 13, 2009.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its active subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	30.09.2009	30.09.2008
HOMI Israel Ltd. (1)	Israel	100%	3,979	2,402
HOMI USA, Inc. and HOMI Canada (2)	U.S.A.&Canada	100%	3,215	2,829
HOMI Europe S.A.R.L. (3)	ROW	100%	2,776	2,580
HOMI South Africa (Proprietary) Limited (4)	South Africa	-	-	483
HOMI (Operation 99) Ltd. (1)	Israel	100%	-	167
			9,970	8,461

(1)	The 167 minibars of HOMI (Operation 99) Ltd are included in HOMI Israel Ltd, since the activity of this company was transferred to HOMI Israel Ltd. since January 1, 2009. (see also note 4c).
(2)	The subsidiary in Canada was established during the fourth quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.
(3)	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K (including a Spain Branch).
-	The subsidiary in the United Kingdom was established in August 2006. Operation of this subsidiary has commenced during the first quarter of 2009.
-	The subsidiary in France was established during the third quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.
-	During the first quarter of 2009, HOMI UK established a Branch in Spain. Operation in the Spanish branch commenced during the second quarter of 2009.
(4)	The Company sold its holdings in HOMI South Africa (Pty) Ltd. ("HOMI SA") (see Note 4b).

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

g.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2009	2008
New Israeli Shekel (NIS)	$ 0.266	$ 0.263
Euro (EU)	$ 1.466	$ 1.393
Australian Dollar (AU$)	$ 0.883	$ 0.686
Pound Sterling (GBP)	$ 1.609	$ 1.459
Canadian $ (CAN$)	$ 0.931	$0.818

	Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2009	2008
NIS	1.1%	12.3%
EU	5.2%	(0.6%)
AU$	28.7%	(6.4%)
GBP	10.3%	(8.4%)
CAN$	13.8%	(5.3%)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

h.	Implementation of new relevant accounting standards

FAS 107-1 and APB 28-1 - Interim Disclosures about Fair Value of Financial Instruments:

On April, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and has no impact on the Company’s financial statements.

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
FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and has no material impact on the Company’s financial statements.

SFAS No. 165 – Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial position, results of operations, cash flows and disclosures.

FASB issued SFAS No. 168 -Codification

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  a replacement of FAS No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes that the FASB Accounting Standards Codification (“Codification”) will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 and 2008, the Company incurred various related party income/expenses as follows:

	Nine Months Ended September 30,
Description	2009	2008

Directors' Fees and Liability Insurance	31	39
Consulting and Management Fees	355	294
Financial Expenses	12	3
Other Income	9	-

Totals	398	336

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	Issue of Share Capital:

1.
In January 2009, HOMI completed a subscription rights offering. HOMI  raised  an amount of $1,396 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,331,286 common stock shares at $ 0.05 per share in dollars.

2.
In August 2009, HOMI completed another subscription rights offering. HOMI raised an amount of $790 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 20,000,000 common stock shares at $ 0.04 per share in dollars.

b.
On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI's South African subsidiary to CLevo Corporation S.A., a Panama corporation. The purchase price was $205 on a "no cash no debt" basis. The transaction was effective as of January, 2009. HOMI South Africa changed its name, and ceased to be a subsidiary or affiliate of HOMI.

      As a result of the above mentioned, HOMI had a net loss of $ 57 that is recorded in other expenses.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS (con.)

d.
Subsequently, HOMI Industries entered into exclusive license agreements with HOMI Europe(S.A.R.L). (for the territory of Europe), HOMI USA, Inc. (for the United States and Canada) and HOMI Israel Ltd. (for Israel). HOMI Europe (S.A.R.L.) granted a sub-license to HOMI UK Limited (for the United Kingdom, Spain and Ireland), and HOMI USA, Inc. granted a sub-license to HOMI Canada, Inc. (for Canada).  All of the aforementioned companies are subsidiaries of HOMI.

e.
On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a refinancing agreement with a related company (owned 45.45% by a related party) ("The related company").  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel ("The Hotel") in Tel Aviv to the related company at a price of $ 450 (in dollars) per minibar for a total of $ 211.5 (from that amount, $120 were paid till 30.9.2009). The minibars will remain in place at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Hotel, The title to the minibars now rests with the related company.

HOMI Israel shall continue to invoice the Hotel for the full amount of the net revenues from its outsource operation (“Net Revenues”).  From this amount, HOMI Israel shall receive operational payments (cost of goods, labor, $0.06 (in dollars) per minibar maintenance, 8% management fee). As long as net Net Revenues less Operational Payments ("Operating Cashflow") exceed $18 for a particular quarter, such Operating Cashflow shall be divided between HOMI Israel (40%) and the related company (60%), however, if the quarterly Operating Cashflow is less than $11, the related company shall be entitled to 100% of the Operating Cashflow. If the Operating Cashflow for the quarter is between $11 and $18 the related company shall receive $11 and HOMI Israel shall receive the balance.

f.
On September 23, 2009, HOMI Industries Ltd. ("HOMI Industries") which is a wholly owned subsidiary of HOMI, entered into a Memorandum of Understanding ("MOU") with an Israeli company engaged in the development of open-display minibars. Pursuant to the MOU, HOMI Industries shall be entitled, but not obliged, to purchase open-display minibars from the Israeli company, at a reduced purchase price. For minibars which HOMI Industries purchases from the Israeli company at those reduced rates, and then operates at hotels under outsource agreements, HOMI Industries will pay to the Israeli company 40% of the net collected revenues from such operation, after deduction of cost of goods, labor and an 8% HOMI management fee. To secure the Israeli company's rights to such payment, HOMI Industries will encumber said minibars in favor of the Israeli company, up to an amount of $175 (in dollars) per minibar. HOMI Industries shall also be entitled to act as a world-wide distributor of the Israeli company's minibars. Under certain conditions, HOMI Industries will be entitled, but not obliged, to assume the production of the minibars and acquire the Israeli company's technology relating to the minibars, in return for royalties which HOMI Industries will pay to the Israeli company in respect of each minibar so manufactured, up to a ceiling of 20,000 minibars.

g.
The Company received a notice that the US Internal Revenue Service imposed on the Company automated late filing penalties for delay in filing a certain information schedule on foreign holdings. The Company has filed an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay, Company advisors believe there is a good reason to believe that the abatement would be approved.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:- EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On October 12, 2009, HOMI Israel Ltd (“HOMI Israel”) signed an agreement with a third party company.  Pursuant to this agreement, HOMI Israel sold 194 HOMI® 330 minibars scheduled to be installed at the Alrov Mamila Hotel ("The Hotel") in Jerusalem to the third party company at a price of $ 500 (in dollars) per minibar, for a total of $97 (this amount was received in September 2009).

HOMI Israel shall operate and maintain these minibars in accordance with its outsource operation agreement with the Hotel, but the minibars will be owned by the third party.

-------------------------

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2009 and our results of operations for the three months ended September 30, 2008 and 2009. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2008 10-KSB filed with the Securities and Exchange Commission on April 13, 2009, and amended on April 17, 2009 and June 5, 2009.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2009 and 2008.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2008 the Company’s balance sheet includes $5,429,000 of fixed assets, net.  As of September 30, 2009, our balance sheet included $5,788,000 of fixed assets net. The Company has completed its impairment test for the three months ended September 30, 2009 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

REVENUES

For the three months ended September 30, 2008 and 2009, HOMI had revenues of $1,014,000 and $1,038,000, respectively, an increase of $24,000 or 2.4%. These revenues arise primarily from the sale of refreshments in the minibars.

In spite of the fact that HOMI operates more minibars now than the same period in 2008, the revenue levels are similar.

For the three months ended September 30, 2009, our three largest customers accounted for approximately 27.46 % of our total revenues. During the same period of 2008, our three largest customers collectively accounted for 31.32 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 512,000 for the three months ended September 30, 2008 to $461,000, for the three months ended September 30, 2009.  Gross profit margin, before consideration of depreciation expense, decreased from 50.5% to 44.4%.

Gross profit, after consideration of depreciation expense, decreased from $ 337,000 for the three months ended September 30, 2008 to $241,000, for the three months ended September 30, 2009.  Gross profit margin decreased from 33.2 % to 23.2%.

The decrease in gross profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the new HOMI® 336 minibars installed whereas such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2008 and 2009 were $ 502,000 and $577,000, respectively, an increase of $ 75,000 or 14.9%.

This increase in cost of revenues is mainly due to the fact that the cost of revenues for the three months ended September 30, 2009 includes the costs associated with the increase in new installation and beginning of operations of the new HOMI® 336 and HOMI® 330 minibars installed during that quarter.

Depreciation expense for the three months ended September 30, 2008 and 2009 approximated $175,000 and $220,000, respectively, an increase of $45,000, or 25.7%. As a percentage of revenues, depreciation expense increased from 17.3% to 21.2%.  The increase in depreciation expense is primarily due to the fact that at the beginning of 2009, the Company began to depreciate the cost of the new HOMI® 336 and HOMI 330 systems which were installed during the last three quarters.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009.  In the second and third quarter of 2009 we incurred additional expenses to improve the production of the minibars Research and development is expensed to operations as incurred. Total research and development expenses for the three months ended September 30, 2008 were $54,000, and $ 36,000 for the three months ended September 30, 2009.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 446,000 for the three months ended September 30, 2008 to $428,000 for the three months ended September 30, 2009, or by 4.0%. As a percentage of revenues, general and administrative expenses decreased from 44.0% to 41.2%.

This slight decrease, in the third quarter, is due to cost reduction in General and Administrative expenses.

Selling and Marketing expenses decreased from $ 98,000 for the three months ended September 30, 2008 to $48,000 for the three months ended September 30, 2009, or by 51.0%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2008 we had financial expenses (net) of $ 222,000, while for the three months ending September 30, 2009, we had financial income (net) of $ 56,000.

OTHER INCOME (EXPENSES)

For the three months ended September 30, 2008 and 2009 we had other income of $0 and $ 17,000, respectively, mainly due to selling of HOMI minibars to two third parties.

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2008 and 2009 we had net loss of $498,000 and $ 203,000, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

REVENUES

For the nine months ended September 30, 2008 and 2009, HOMI had revenues of $ 2,834,000 and $2,604,000, respectively, a decrease of $ 230,000 or 8.1%. These revenues arise primarily from the sale of refreshments in the minibars.

The decrease in revenues is mainly a result of a decrease in occupancy rates in the hotels in which we operate due to the global economic crisis.  In the third quarter there was an improvement in the occupancy rate, but it did not fully compensate for the results in the first half year.

Further, as a result of HOMI's selling its interest in HOMI South Africa Pty (“HOMI SA”), HOMI SA is no longer affiliated with HOMI, and HOMI no longer provides outsourcing services to the hotels in South Africa to which it previously provided services. Revenue for the nine months ended September 30, 2008, includes revenues from such hotels in South Africa, while revenue for the nine months ended September 30, 2009 does not.

For the nine months ended September 30, 2009, our three largest customers accounted for approximately 27.4 % of our total revenues. For the nine months ended September 30, 2008, our three largest customers accounted for approximately 30.4 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $1,483,000 for the nine months ended September 30, 2008 to $1,192,000, for the nine months ended September 30, 2009, a decrease of $291,000. Gross profit margin, before consideration of depreciation expense, decreased from 52.3 % to 45.8%.

Gross profit, after consideration of depreciation expense, decreased from $989,000 for the nine months ended September 30, 2008 to $ 623,000, for the nine months ended September 30, 2009, a decrease of $366,000. Gross profit margin decreased from 34.9 % to 23.9%.

The decrease is gross profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the newly installed  HOMI® 336 and HOMI® 330 minibars, whereas such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the nine months ended September 30, 2008 and 2009 were $1,351,000 and $1,412,000, respectively, an increase of $ 61,000 or 4.5%.

This increase in cost of revenues is mainly due to the fact that the cost of revenues for the nine months ended September 30, 2009 includes the cost associated with the increase in new installation and beginning of operations of the new HOMI® 336 and HOMI® 330 minibars installed.

Depreciation expense for the nine months ended September 30, 2008 and 2009 increased from $494,000 to $569,000, respectively, an increase of $75,000, or 15.2%. As a percentage of revenues, depreciation expense increased from 17.4 % to 21.9%. The increase in depreciation expense is mostly due to the fact that during the first three quarters of 2009 we began, for the first time, to depreciate the HOMI® 330 systems that were installed.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in the first quarter of 2009.  In the second and third quarter of 2009 we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the nine months ended September 30, 2008 were $ 92,000 and $76,000 for the nine months ended September 30, 2009.

OPERATING EXPENSES

General and Administrative expenses increased from $ 1,293,000 for the nine months ended September 30, 2008 to $ 1,436,000 for the nine months ended September 30, 2009, an increase of $ 143,000 or by 11.1%. As a percentage of revenues, general and administrative expenses increased from 45.6% to 55.1%.

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

Selling and Marketing expenses decreased from $331,000 for the nine months ended September 30, 2008 to $175,000 for the nine months ended September 30, 2009, a decrease of $156,000 or by 47.1%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2008 we had financial expense (net) of $309,000, and for the nine months ended September 30, 2009, we had financial income (net) of $82,000, an increase in income of $391,000. These amounts include interest expense (net) of approximately $96,000 and $120,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER INCOME (EXPENSES)

For the nine months ended September 30, 2008 and 2009 we had other income (net) of $6,000 and ($57,000) other expense (net), respectively.

2008 NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2008 we had net loss of $1,051,000 and for the nine months ended September 30, 2009, we had a net loss of $1,032,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2009 of $5,282,000. During the nine months ended September 30, 2009, we had net loss of $1,032,000.

Our financing activities resulted in cash of approximately $1,403,000 during the nine months ended September 30, 2009, and during the nine months ended September 30, 2009 we used cash in the amount of $583,000.  On September 30, 2009, we had long term liabilities of approximately $1,080,000 which are mainly comprised of loans and convertible notes.

In June 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a shareholder rights offering.  This offering was declared effective on June 25, 2009.  A post-effective amendment to this registration statement was filed on August 6, 2009 and declared effective on August 12, 2009.  In this offering, which closed on August 27, 2009, we raised a total of US$800,000 through new subscriptions and the conversion of shareholder loans and issued 20,000,000 shares of common stock.

At September 30, 2009, the Company had $351,000 in cash, including short term deposits.

HOMI has recently begun to implement a new business model which will provide required funds for the Company’s growth.  Under the new business model, the Company will sell HOMI minibars, to be installed in various hotels, to third parties in return for a cash purchase price. HOMI shall manage and operate these minibars. Under this new business model, during the current period, the Company received $220,000 on account for selling 664 HOMI minibars installed in two hotels in Israel. HOMI also intends to raise approximately $1,000,000 through the issuance of securities over the next twelve months.

Management believes that the money raised in the latest rights offering and the new business model mentioned above, its proposed $1,000,000 offering and the effect of reducing corporate expenses, will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

HOMI has restructured its manufacturing activities and its intra-group relations and transactions. HOMI and its subsidiaries have entered into a series of intra-group agreements. HOMI Industries Ltd (previously known as HOMI (Operation 99) Ltd. was sold from HOMI Israel to HOMI, net of any assets or liabilities, for $35,000.   HOMI then sold all of its technology, know-how and patent rights to HOMI Industries, at a price of $1,913,000, together with an exclusive worldwide license under the "HOMI" trademark and associated goodwill, with effect as of January 1, 2009. HOMI Industries then granted exclusive licenses to HOMI Europe (for the territory of Europe), HOMI USA (for USA and Canada) and HOMI Israel (for Israel), under the technology, know-how, patent rights, trademark and goodwill. HOMI Europe then granted a sub-license to HOMI UK (for UK and Ireland), and HOMI USA granted a sub-license to HOMI Canada (for Canada). As a result of the change of the ownership, HOMI Israel had a capital loss of $16,000 that is recorded in other expenses.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

Item 4.  CONTROLS AND PROCEDURES

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

As disclosed in our annual report on Form 10-K filed on April 13, 2009 and amended on April 17, 2009 and June 5, 2009, in evaluating the effectiveness of our controls and procedures as of December 31, 2008, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting. However, due to budget constraints, implementation of that program has been delayed. At the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation described above, our management has concluded that the Company’s controls and procedures were not effective as of September 30, 2009.

HOMI has recently engaged the services of a company to assist it in having its controls and procedures effective by the beginning of 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended September  30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended September 30, 2009, there were no sales of unregistered equity securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 16, 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)