Form 10-Q/A
period 2009-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2009-11-24
CIK 1174814

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

As disclosed in our annual report on Form 10-K filed on April 13, 2009 and amended on April 17, 2009, in evaluating the effectiveness of our controls and procedures as of December 31, 2008, management identified two material weaknesses: entity control level; and segregation of duties in the finance department. Subsequent to year end, management launched a comprehensive program designed to strengthen our internal controls over financial reporting. However, we have been unable to implement the program to strengthen our internal controls over financial reporting in the period covered by this report due to financial constraints.   At the end of the period covered by this quarterly report, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation described above, our management has concluded that the Company’s controls and procedures were not effective as of June 30, 2009.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 23 , 2009	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: November 23 , 2009	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)