Form 10-K
period 2009-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2010-03-30
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)   Yes☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒  No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smalller reporting company” in Ruler 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐       No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009, the last business day of the registrant's most recently completed year:

61,096,581 shares at $.06(1) = $3,665,794.80

(1) Average of bid and ask closing prices on December 31, 2009

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

89,453,364 common shares issued and outstanding as of March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2009 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1	Description of Business	4
	General	4
	Our Growth Strategy	4
	Operations	5
	Competition	6
	Customers and Markets	7
	Government Regulations	7
	Intellectual Property	8
	Employees	8
	Corporate Structure	8
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	9
Item 3	Legal Proceedings	10

PART II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters,	11
	and Issuer Purchases of Equity Securities
Item 5	Selected Financial Data	12
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Forward-Looking Statements	12
	Critical Accounting Policies	13
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts	13
	Long-Lived Assets	13
	Overview	14
	Cost and Expenses	14
	Results of Operations	14
	Liquidity and Capital Resources	16
	Subsequent Events	17
	Off-Balance Sheet Arrangements	18
	Inflation	18
	International Tax Implications	18
Item 6A	Quantitative and Qualitative Disclosures about Market Risk	19
Item 7	Financial Statements and Supplementary Data	19
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of shareholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7-8
	Notes to Consolidated Financial Statements	F-9-30
Item 8	Changes In and Disagreements With Accountants on Accounting on and Financial Disclosure	49
Item 8A(T)	Controls and Procedures	49
Item 8B	Other Information	50

PART III
Item 9	Directors, Executive Officers and Corporate Governance	50
Item 10	Executive Compensation	52
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 12	Certain Relationships and Related Transactions and Director Independence	54
Item 13	Principal Accountant Fees and Services	55

PART IV
Item 14	Exhibits and Financial Statement Schedules	57

SIGNATURES		58

FORM 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I.

ITEM 1:	DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc.  is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have manufacture and install our own proprietary computerized minibar, the HOMI® 336 and the HOMI ® 330, which are the first in a new range of products currently under development and/or manufacture. The HOMI® 336 and the HOMI ® 330 are the first products to be designed and manufactured by the Company.

Hotel Outsource Management International, Inc. is a holding company for several subsidiaries which market, and operate computerized minibars in hotels located in the United States, Europe and Israel. Hotel Outsource Management International, Inc. and its subsidiaries may collectively be referred to as "we", "us", "our" or" HOMI."  HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various wholly owned subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board since February 2004 under the symbol "HOUM.OB."

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs, as well as to engage in rental, sale and installation and outsource programs using the HOMI® 336 and the HOMI ® 330 and additional minibar models. HOMI intends to design and manufacture peripheral products and/or accessories for HOMI® 336 and the HOMI 330®. HOMI also intends to offer new and additional minibar models. Proposed additional models may be referred to as the “New Range of Products.”

We also intend, among other things, to expand our activities in those hotels in which a minibar system is already installed and operational. These opportunities can be particularly attractive, as a simplified business model can be implemented, without it being necessary to address matters such as the purchase and installation of the minibars themselves.

Our activities currently focus on North America, Europe and Israel. We intend to consolidate and increase our business in the regions in which we are already active. We also believe that there are growth opportunities in new markets, and that by implementing the same models that have been successful for us in our current markets, we will be able to replicate our success in these other regions also.

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels. An integral part of this strategy involves the sale, rental, installation, and outsource programs of the HOMI® 336, the HOMI ® 330 and the New Range of Products. Features of HOMI® 336, the HOMI® 330 and the New Range of Products which we believe will make it easier to enter the mid-scale range of hotels include:

•	Mechanism against mistaken charges. This has been designed to increase the accuracy of the automatic billing.
•
Substantially lower operating costs. This should improve profit margins and means that HOMI will be able to offer the HOMI® 336, the HOMI® 330 and the New Range of Products to midscale/mid-market hotels, a very large sector previously closed to HOMI in the past, as well as to upscale hotels.

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

In this model, the initial term of our agreement with the hotel is several years, and the customer typically has an option to extend the agreement and/or to purchase the turnkey system from us at one or more points in time during the term of the agreement. Our objective is to provide our services to the customer for the full term of the agreement, but this business model remains profitable even if the customer decides, at any stage, to exercise its option to purchase the system from us.

We offer this kind of model for the HOMI® 336 and the HOMI® 330, but have made some adjustments, so that the agreements are typically for a shorter period, and the division of revenues is often based on a threshold, where HOMI is guaranteed all revenue up to the threshold, and anything above the threshold is divided between HOMI and the hotel at a fixed rate, with the majority going to HOMI.

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

New Business Model.  HOMI has recently begun to implement a new business model.  Under the new business model, the Company will sell HOMI minibars, to be installed in various hotels to third parties. HOMI shall manage and operate these minibars for an agreed upon management fee and profit sharing agreement.

Other.  The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a certain amount of flexibility, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into other financing arrangements, where circumstances so require. This may be applicable to the HOMI® 336, the HOMI® 330, and a New Range of Products.

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

Our objective is to enable our customers to increase the net revenues that are generated by their minibar departments, including by the following means:

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

A large number of hotels still manage and operate their minibar departments in-house, and the concept of outsourcing this to a company that specializes in this kind of activity is still relatively new. In some cases, there is a general lack of awareness on the part of the hotel, either of the existence of the kind of services which we offer, or of the advantages that can be gained by making use of them. Our marketing activities are directed at increasing awareness and painting a full picture for the hotels, so that they can make an educated decision, based on the relative pros and cons. We believe that our services can be of substantial benefit to our customers, but outsourcing of this type of services still accounts for a relatively small segment of the hotel industry market.

In addition, there are also other companies which offer some or all of the services which we offer. Presently, our main competitors are Minibar Systems, Bartech Systems International, Inc. and Domestic Holding AB which offer outsourcing or revenue sharing programs at prices that are competitive with ours. Other companies, such as Club Minibar, offer outsourcing programs utilizing manual minibars. In respect of the financing aspects of the solutions we offer to our clients, we are also in competition with certain manufacturers of the minibars themselves. With respect to the New Range of Products, we expect to be in competition with certain minibar manufacturers who offer minibars that may be perceived by our potential customers as being alternatives to our New Range of Products.

Whether in the regions in which we are currently active, or in territories into which we will expand our activities in the future, the arrival of other companies offering similar services may force down our profit margins if we are to remain competitive.

Customers and Markets

We currently market and provide our products and services primarily to upscale and luxury hotels.

As of December 31, 2009, we provide operation and/or management services to the minibar departments of 35 hotels, most of which are affiliated with prominent international hotel chains such as Sheraton, Hyatt, Radisson and others. There seems to be a direct correlation between a hotel's occupancy level and average room rate and the quantity of purchases made by guests from a hotel's minibars. As a result, in the majority of our current projects, where our revenues are based on the net revenues of the minibar departments which we operate and/or manage, our revenues are dependent on hotel occupancy levels and average room rate. Decreases in hotel occupancy levels and its average room rate could result in corresponding decreases in our revenues.

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

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and the HOMI® 330 and our New Range of Products. A patent has been registered and issued in the United States, and has been approved in the European Union. An application is pending in Taiwan. In 2008, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2009, HOMI and its subsidiaries had 41full time employees

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

Our operating subsidiaries can, as of December 31, 2009, be summarized as follows:

HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI Industries Ltd. (“HOMI Industries”)

HOMI Deutschland GmbH (“HOMI Germany”)
HOMI Italia S.R.L. (“HOMI Italy”)
HOMI France SAS
HOMI UK Limited

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A:	RISK FACTORS

1.	We are dependent on a small number of customers for a large percentage of our business.

In 2009, our three largest customers provided 25.6%   of our sales revenues, and in 2008, our three largest customers provided 30.3 % of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

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

The current global economic crisis that began during 2008, had an adverse effect on the hospitality industry, and could continue to adversely affect this industry through the foreseeable future.  A weak U.S. dollar and high rates of unemployment could result in the failure of many Americans to travel abroad, thereby resulting in decreased tourism. The ongoing crisis in the Middle East, likewise, has had a negative impact on the hospitality industry in that region, which may continue into the foreseeable future.  Any or all of these events could result in hoteliers' decision to not install our minibars, which could have a materially adversely affect HOMI's business, operating results and financial condition.

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

HOMI needs to continue to market its products and services in order to expand its operations. HOMI believes that in order to implement its basic business plan for completion of the installation of additional minibars, the Company will need to raise an additional $1,000,000, of which $540,000 has already been raised as of the date hereof.  HOMI intends to sell already installed minibar systems and continue to operate them, according to the new business model already implemented by the company in past transactions. In addition, HOMI may engage in another rights offering.  .  Management believes the $ 1,000,000 mentioned above and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.  However, there is no guarantee that our new business model will supply us with sufficient working capital, in which case we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts which would prevent us from growing the company.

6.
     If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting; which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

In evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2008, we identified two material weaknesses: entity control level; and segregation of duties in the finance department.  As a result,   management implemented a comprehensive program designed to strengthen our internal controls over financial reporting. Among other things, the program provided for (i) the addition of staff to our finance department as well as to the operational department, (ii) the integration of updated financial software, (iii) the creation of a new mechanisms for the review and approval of invoices to customers and/or from suppliers, (iv) increased level of discussion and documentation by senior financial management, (v) increased frequency of sudden checks; and (vi) the establishment of additional controls over financial reporting.

During the year ending December 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of March 31, 2010, management performed the examination with regard to all of its material subsidiaries except HOMI USA, Inc., which examination management expects to compute by June 30, 2010.However, because one material subsidiary needs to be examined, management can not conclude that all controls are effective.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:	PROPERTIES

Our operations are based primarily at hotels in which we conduct our outsource operations. Most of these hotels allow us to utilize office space free of charge. We also make use of a small amount of office space in Hertzeliya, San Francisco, and New York.

Our facilities are as follows:

•
Our corporate headquarters are located at 80 Wall Street, Suite 815, New York, New York, in the offices of Schonfeld & Weinstein, L.L.P., at no additional cost to us. Schonfeld & Weinstein, L.L.P. serves as our US Counsel and also owns shares in our company.

•
HOMI Israel’s and HOMI Industry's corporate headquarters are currently located at 9 Shenkar St. Hetrzeliya Pituach 47625 Israel with a monthly rent of $4700. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

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

As of the date hereof, HOMI Israel Ltd is a party to the following legal proceeding. On December 8, 2009, HOMI Israel Ltd. was served with a lawsuit filed by Mr David Cyviak with the Regional Labor Court of Tel-Aviv (the “Lawsuit”). HOMI Israel Ltd. is the only defendant in the Lawsuit. Mr Cyviak was employed by HOMI Israel Ltd. in the position of VP Operations, between June 2008 and May 2009, following which he was dismissed by HOMI Israel Ltd.  In the Lawsuit, Mr Cyviak claims to be entitled to wages and benefits over and above what he received from HOMI Israel.   Mr Cyviak’s total claim is for NIS 195,424 (Approx. $53K), exclusive of interest and fines for payment in arrears. In this Lawsuit, HOMI Israel Ltd. is being represented by Adv. Yoram Muszkat.  HOMI Israel Ltd. filed a Statement of Defense on January 25, 2010. Adv. Muszkat has assessed the risk at 25% of the claim, or approximately NIS 50,000 (Approx. $13,000) which is provided in company's books.

To the best of our knowledge, no governmental authority is contemplating the initiation of any legal proceedings against us.

PART II.

ITEM 4:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2009, HOMI has 89,453,364 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2009.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

2008:		High	Low
	First Quarter	$0.30	$0.27
	Second Quarter	$0.29	$0.23
	Third Quarter	$0.25	$0.06
	Fourth Quarter	$0.12	$0.04
2009:
	First Quarter	$0.07	$0.04
	Second Quarter	$0.06	$0.06
	Third Quarter	$0.15	$0.02
	Fourth Quarter	$0.15	$0.06

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Between December 15, 2009 and February 3, 2009, HOMI completed a shareholder rights offering, pursuant to which it raised a total of $1,417,863, through the issuance of 28,357,262 shares of common stock at $.05 per share.  This amount includes the conversion of $603,746 of loans into shares at $.05 per share.

On April 16, 2009, HOMI entered into a loan agreement with a related party, Daniel Cohen, President of HOMI. Pursuant to this loan agreement, Mr. Cohen loaned HOMI $150,000. This loan was repaid in full by means of its conversion into stock, at a price of $0.04 per share, in the context of HOMI’s rights offering which closed on August 27, 2009.

On May 12, 2009, HOMI entered into a loan agreement with a related party, Avraham Bahry, Chairman of the Board of Directors of HOMI.  Pursuant to this loan agreement, Mr. Bahry loaned HOMI $200,000. This loan was repaid in full by means of its conversion into stock, at a price of $0.04 per share, in the context of HOMI’s rights offering which closed on August 27, 2009.

On June 23 2009, HOMI entered into loan agreements with related parties.  Pursuant to one loan agreement, a total of $47,000 was loaned to HOMI, divided up as follows:  Jacob Ronnel, Chief Executive Officer, $15,000; Ariel Almog, director, $7,000; and William and Pai-Wen Buckley, shareholders, $25,000.  These loans were repaid in full by means of its conversion into stock, at a price of $0.04 per share, in the context of HOMI’s rights offering which closed on August 27, 2009.

Pursuant to a second loan agreement, Vental Holdings S.A., a Panamanian corporation, loaned HOMI $81,000.  Vental Holdings S.A. is a shareholder of HOMI. The principal of Vental Holdings S.A. is Geoffrey Wolf, also a shareholder of HOMI.  This loan was repaid in full by means of its conversion into stock, at a price of $0.04 per share, in the context of HOMI’s rights offering which closed on August 27, 2009.

In June 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to sell 20,000,000 shares at $0.04 per share in a shareholder rights offering.  This offering was declared effective on June 25, 2009.  A post-effective amendment to this registration statement was filed on August 6, 2009 and declared effective on August 12, 2009.  In this offering, which closed on August 27, 2009, we raised a total of US$800,000 through new subscriptions and the conversion of shareholder loans, and we issued 20,000,000 shares of common stock.

Proceeds from the issuance of shares have been applied toward working capital.

With the exception of the offering of the convertible notes between November 2006 and July 31, 2007, there were no underwriters in any of these offerings.

There were no outstanding shareholder loans as of December 31, 2009.

ITEM 5:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2009. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2009.

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

Revenue recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenues from minibars operation and product sales derived from outsource activity under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable.  Sales of minibars that are classified as refinancing arrangements are shown as a long-term loan to be repaid in accordance with terms of the agreement as required in FAS 13 "Accounting for Leases".

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2009 and 2008.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2009 the Company’s balance sheet includes $5,596,000 of fixed assets, net. The Company has completed its impairment test for 2009 and has concluded that no impairment write-off is necessary.

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

Overview

Hotel Outsource Management International, Inc. is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336/330, which is the first in a new range of products currently under development. The HOMI® 336/330 is the first product to be designed and manufactured by HOMI.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

Revenues

For the years ended December 31, 2008 and 2009, HOMI had revenues of $3,700,000 and $ 3,651,000 respectively, a decrease of $ 49,000 or 1%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. The decrease in revenues is mainly a result of a decrease in occupancy rates in the hotels in which we operate due to the global economic crisis.  In the third quarter there was an improvement in the occupancy rate, but it did not fully compensate for the results of the year.

Further, as a result of HOMI's selling its interest in HOMI South Africa Pty (“HOMI SA”) in January 2009, HOMI SA is no longer affiliated with HOMI, and HOMI no longer provides outsourcing services to the hotels in South Africa to which it previously provided services. Revenue for 2008, includes revenues from such hotels in South Africa, while revenue for 2009 does not.

For the year ended December 31, 2009, our three largest customers accounted for 25.6% of our total revenues, as compared to 30.3% in 2008.

As of December 31, 2009 and 2008, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2008	2009

United States of America	28.4%	26.9%
ROW	36.4%	32.5%
Israel	29.7%	40.6%
South Africa	5.5%	-
Totals	100%	100%

Gross Profit

Gross profit decreased from $1,341,000 to $ 815,000, a decrease of $ 526,000 or by 39.2% for the years ended December 31, 2008 and 2009, respectively. Such decrease is in correlation to the decrease in revenues.  As a percentage of revenues, gross profit decreased from 36.2% to 22.3%.  The decrease in gross profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the newly installed  HOMI® 336 and HOMI® 330 minibars, whereas such minibars have not yet reached their expected revenue potential.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2008 and 2009 were $1,760,000 and $2,062,000 respectively, an increase of $302,000 or 17.2%. As a percentage of gross revenues, costs of revenues increased from 47.6% in 2008 to 56.5% in 2009.

This increase in cost of revenues is mainly due to the fact that the cost of revenues for the year ended December 31, 2009 includes the costs associated with the increase in new installations and the beginning of operations of the newly installed  HOMI® 336 and HOMI® 330 minibars.

Depreciation expense for the years ended December 31, 2008 and 2009 was $599,000 and $774,000, respectively, an increase of $ 175, 0000, or 29.2%. The increase in depreciation expense is mostly due to the fact that during 2009 we began to depreciate the HOMI® 336 and HOMI® 330 minibars that were installed.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in the first quarter of 2009.  In the second, third and fourth quarters of 2009 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the year ended December 31, 2008 were $180,000 and $116,000 for the year ended December 31, 2009.

Operating Expenses

General and administrative expenses decreased slightly from $ 1,987,000 to $11,983,000, a decrease of $ 4,000, or 0.2% for the years ended December 2008 and 2009. As a percentage of revenues, general and administrative expenses increased from 53.7% to 54.3%.

This is due to several factors. In addition to providing outsourcing services to hotels, HOMI has begun to manufacture its own computerized minibars. HOMI increased its management and technical support platforms in order to support those changes. Also, in view of preparations to increase HOMI’s business from the end of 2008 onward, we made some changes in management and appointed Daniel Cohen as President. In addition we also added a vice president of operations in one of our European subsidiaries, as well as a logistics manager. We rented office space for our financial department and logistic department.

Selling and Marketing expenses decreased from $460,000 to $ 261,000, a decrease $ 199,000, or 43.3%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as  enhancing the necessary operating platforms.

Financial Income (Expenses)

For the years ended December 31, 2008 and 2009, we had $ 680,000 in expenses and $72,000 of interest and financial income, respectively, an increase in income of $752,000. These amounts include interest expense (net) of approximately $138,000 and $160,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

Other Income (Expenses)

For the year ended December 31, 2008 we had other income of $6,000, and for the year ended December 31, 2009, we had other expenses of $ 105,000. The income in 2008 is mainly due to income from a transaction with subsidiary's minority. The income in 2009 is due to$ 57,000 loss from selling the South Africa entity and $38,000 onetime expense for closing partial of the activity in Germany.

Net Income (Loss)

As a result of the above, we finished 2009 with a net loss of $1,561,000 compared to a net loss of $1,974,000 in 2008, including onetime expenses in the amount of $105,000. When excluding such onetime gains, we finished 2009 with a net loss of $1,456,000.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2008 of $4,250,000and $ 5,811,000 as of December 31, 2009. During the year ended December 31, 2008, we incurred a net loss of $1,974,000. During the year ended December 31, 2009, we incurred a net loss of $ 1,561,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $717,000 in the year 2008.  In 2009 HOMI used $ 634,000. In 2006 HOMI raised $118,000 through the issuance of convertible notes. These notes accrue interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal is repaid in eight equal quarterly installments commencing December 2008. These notes may be converted at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement. During the year ended December 31, 2007, HOMI raised an additional $376,000 of these notes.  As of December 31, 2009 there were $ 259,700 in notes outstanding

On December 31, 2009 HOMI had long term debt of $ 1,440,000, including, $ 439,000 in current maturities, and $5,000 in short-term bank credit.

On November 10, 2008, Linor Labandter resigned as HOMI’s Chief Financial Officer, effective as of February 15, 2009.

On November 11, 2008, HOMI entered into a loan agreement with related parties, Daniel Cohen, President of HOMI and Avraham Bahry, Chairman of the Board of Directors of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on November 10, 2008. Pursuant to this loan agreement, Mr. Cohen and Mr. Bahry loaned HOMI $100,000 and $200,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI’s common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed in February 2009.

On December 8, 2008, HOMI entered into a loan agreement with related parties, Jacob Ronnel, Chief Executive Officer of HOMI and Aryeh Reif, Corporate Secretary of HOMI. The loan agreement had been approved by HOMI’s Board of Directors on December 3, 2008. Pursuant to this loan agreement, Mr. Ronnel and Mr. Reif loaned HOMI $400,000 and $20,000, respectively, for a maximum period of four months. The loans carried interest at a rate of 6% per annum.  The entire sum of the loans and accrued interest was converted into HOMI common stock at a rate of $0.05 per share, the price that shares were offered to shareholders in HOMI's rights offering that closed in February 2009.

On April 17, 2009, HOMI entered into a loan agreement with a related party, Daniel Cohen, President of HOMI. Pursuant to this loan agreement, Mr. Cohen loaned HOMI $150,000 for a maximum period of four months. This loan bore interest at a rate of 6% per annum. On August 12, 2009, Mr. Cohen lent the Company an additional $25,000 pursuant to the same terms.  The entire loan amount plus accrued interest was converted into shares of HOMI common stock at $.04 per share on August 27, 2009.

On May 12, 2009, HOMI entered into a loan agreement with a related party, Avraham Bahry, Chairman of the Board of Directors of HOMI.  Pursuant to this loan agreement, Mr. Bahry loaned HOMI $200,000 for a maximum period of four months. This loan bore interest at a rate of 6% per annum. Mr. Bahry lent the Company an additional $100,000 on August 12, 2009.  These loans plus accrued interest were converted into HOMI common stock at $.04 per share on August 27, 2009.

On June 30, 2009, four shareholders lent a total of $123,000 to HOMI; Ariel Almog - $7,000; Jacob Ronnel - $15,000; Geoffrey Wolf - $81,000; and William Buckley - $30,000.  These loans were converted into shares of common stock at $.04 per share on August 27, 2009.

On June 30, 2009, HOMI entered into a series of arrangements:  HOMI Israel Ltd. (HOMI Israel) sold its entire interest in HOMI Industries Ltd. (formerly known as HOMI (Operation 99) Ltd.) (“HOMI Industries”) to HOMI, net of any assets or liabilities, for $1.00, with the result that HOMI Industries became a direct wholly owned subsidiary of HOMI. HOMI then entered into an agreement with HOMI Industries, pursuant to which HOMI sold all of its technology, know-how and patent rights, to HOMI Industries, and granted HOMI Industries an exclusive, royalty-free, worldwide license under the “HOMI” trademark, for $1,913,000.  Both of these agreements, dated June 30, 2009, take effect retroactively as of January 1, 2009.  As a result of the change of the ownership, HOMI Israel had a capital loss of $16,000 that is recorded in other expenses.

On July 20, 2009, HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, entered into an agreement with Globetrip Ltd., a company of which Daniel Cohen, HOMI’s President, owns 45.45%.  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 minibars installed at the Dan Panorama Hotel in Tel Aviv to Globetrip Ltd. at a price of $450 per minibar, for a total of $211,450.  The minibars will remain in place at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Dan Panorama Hotel, the only difference being that instead of HOMI Israel having title to the minibars, title to the minibars now rests with Globetrip Ltd.

HOMI Israel shall continue to invoice the Dan Panorama Hotel for the full amount of the net revenues from its outsource operation (“Net Revenues”).  From this amount, HOMI Israel shall receive (a) the cost of goods to be sold in the minibars; (b) labor costs; (c) a maintenance fee of $0.06 per minibar per day; (d) a management fee of 8% of Net Revenues (collectively, “Operational Payments”).  As long as Net Revenues less Operational Payments (“Operating Cashflow”) exceed $17,625 for a particular quarter, such Operating Cashflow shall be divided between HOMI Israel (40%) and Globetrip Ltd. (60%); however, if the quarterly Operating Cashflow is less than $10,575, Globetrip shall be entitled to 100% of the Operating Cashflow.  If the Operating Cashflow for the quarter is between $10,575 and $17,625, Globetrip shall receive $10,575 and HOMI Israel shall receive the balance.  Until such time as the aggregate payments to Globetrip Ltd under the agreement shall total $211,450, division of Operating Cashflow shall be reconciled on an annual basis at the end of each fiscal year.

If during the first 8 years of the agreement the Dan Panorama Hotel terminates its outsourcing agreement with HOMI Israel and the minibar system is removed from the hotel, HOMI Israel will, at its own cost, reinstall the minibar system in another hotel with similar revenue earning capacity as the Dan Panorama Hotel within six months.  In the event HOMI Israel does not place the minibar system in another similar hotel within six months of termination of its outsource agreement, HOMI Israel shall transfer title in a similar minibar system owned by HOMI Israel to Globetrip Ltd., instead of the initial minibar system, and the principles of the agreement between HOMI Israel and Globetrip Ltd will apply to the replacement minibar system.

At December 31, 2009, the Company had $ 252,000 in cash, including short term deposits.  The Company continues to incur losses ($ 1,561,000 in 2009) and has a negative cashflow from operations amounting to approximately $ 634,000 in 2009.  In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need to raise an additional $1,000,000 in 2010, of which $ 540,000 has already been raised as of the date these Financial Statements are signed. The Company is advancing various alternative methods to raise the additional funds. The Company's preferred method is to sell already installed minibar systems and continue to operate them, according to the new business model already implemented by Company in past transactions. If necessary, the Company will engage in another rights offering, as and when and on such terms as the Board of Directors may so resolve.  Management believes $ 1,000,000 mentioned above and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

Subsequent Events

On January 28 2010, HOMI entered into two loan agreements with related parties.  Pursuant to one loan agreement, Bahry Business & Finance (1994) Ltd, which is a company owned by HOMI’s Chairman, Mr. Avraham Bahry, loaned HOMI 1,125,000 New Israeli Shekels (c. $300,000). The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year. The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum.

Pursuant to a second loan agreement, HOMI’s President, Mr. Daniel Cohen, loaned HOMI $100,000. The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year. The loan bears interest at a rate of 8% per annum.

On February 18, 2010, HOMI Industries Ltd (“HOMI Industries”), which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Ilan Bahry, Amir Schechtman and Oded Yeoshoua (collectively, “Lender”) pursuant to which Lender loaned HOMI Industries $140,000 for an installation of minibars in the U.S.

Pursuant to this agreement, HOMI INDUSTRIES will make monthly payments to Lender towards repayment of the Loan. These payments will not be in a fixed amount, but will be based on the revenues from an outsource operation HOMI USA, Inc., (“HOMI USA”) has in the Fashion 26 Wyndham Hotel in New York City.

HOMI USA shall invoice the Fashion 26 Wyndham Hotel for the full amount of the net revenues from the outsource operation (“Net Revenues”).  From the sum equal to the Net Revenues, HOMI Industries will deduct (a) the cost of goods to be sold in the minibars; (b) labor costs; (c) a maintenance fee of $0.06 per minibar per day; and (d) a management fee of 8% of Net Revenues (collectively, “Operational Payments”).

Until completion of the first 8 years of this loan agreement , on a monthly basis, if Net Revenues, as collected by HOMI USA , exceed Operational Payments by at least $3,500, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be equal to 60% of all such excess; if Net Revenues from the hotel, as collected by HOMI USA, exceed Operational Payments by more $2,100 but less than $3,500, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be exactly $2,100.  If Net Revenues from the hotel exceed Operational Payments by less than $2,100, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be a sum equal to 100% of all such excess; and if Net Revenues from the hotel, as collected by HOMI USA, do not exceed Operational Payments, then no Monthly Repayment will be made to Lender for that month.

After eight years, each monthly payment will be in an amount equal to 60% of the sum, if any, by which Net Revenues, as collected by HOMI USA, exceeded Operational Payments, for that month.

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of, 27% in 2008, 26% in 2009 and gradually will be reduced to16% in 2016 and thereafter. The South African subsidiary is subject to a 29% corporate tax rate. HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate (in Germany, corporate and business tax calculation is based on company’s EBITDA).The Australia subsidiary is subject to 30% corporate tax rate.

As of December 31, 2009 HOMI Inc. had approximately $414,000 net operating loss carryforwards

As of December 31, 2009 HOMI Israel Ltd., a subsidiary in Israel, had approximately $664,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2009 HOMI Industries Ltd., a subsidiary in Israel, had approximately $226,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2009, HOMI USA had approximately $2,306,000 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2009 the subsidiary in Australia had net operating loss carryforwards of $416,000.

As of December 31, 2009 the subsidiaries in Italy and Malta had net operating loss carryforwards of $347,000.

As of December 31, 2009 the subsidiary in France had net operating loss carryforwards of $38,000.

As of December 31, 2009 the subsidiary in the United Kingdom had net operating loss carryforwards of $115,000.

ITEM 6A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3-4

Consolidated Statements of Operations	F-5

Statement of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7-8

Notes to the Consolidated Financial Statements	F-9-30

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Hotel Outsource Management International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Barzily & Co.

Barzily & Co.
Jerusalem, Israel

March 29, 2010

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,
	Note	2009	2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		194	770
Short-term bank deposits		58	27
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2009 and 2008)		583	754
Other accounts receivable	3	131	214
Inventories		297	260

TOTAL CURRENT ASSETS		1,263	2,025

LONG-TERM INVESTMENTS:

Severance pay fund		80	28

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		5,503	5,320
Other property and equipment		93	109

		5,596	5,429

OTHER ASSETS:	5

Deferred expenses, net		47	67
Intangible assets		53	73

TOTAL OTHER ASSETS		100	140

TOTAL		7,039	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,
	Note	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term bank credit		5	4
Loans from shareholders	6	-	809
Current maturities of convertible notes	7	256	219
Current maturities of long-term loans	8	183	113
Trade payables		691	1,110
Accrued expenses and other current liabilities	9	291	292

TOTAL CURRENT LIABILITIES		1,426	2,547

LONG-TERM LIABILITIES:

Long-term loans, net of current maturities	8	860	669
Convertible notes, net of current maturities	7	23	260
Accrued severance pay		105	44
Deferred taxes	15	13	25

TOTAL LONG-TERM LIABILITIES		1,001	998

COMMITMENTS, CONTINGENT LIABILITIES AND LIENS	10

SHAREHOLDERS' EQUITY:	11

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2009 and 2008;		-	-
Common stock of $ 0.001 par value – 105,000,000 shares authorized; 89,453,364 shares issued and outstanding as of December 31, 2009 and 41,122,078 as of December 31, 2008.		89	41
Additional paid-in capital		10,185	8,048
Accumulated other comprehensive income		149	238
Accumulated deficit		(5,811)	(4,250)

TOTAL SHAREHOLDERS' EQUITY		4,612	4,077

TOTAL		7,039	7,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2009	2008

Revenues	12	3,651	3,700

Cost of revenues:

Depreciation		(774)	(599)

Other		(2,062)	(1,760)

Gross profit		815	1,341

Operating expenses:

Research and development		(116)	(180)

Selling and marketing		(261)	(460)

General and administrative		(1,983)	(1,987)

Operating loss		(1,545)	(1,286)

Interest and foreign currency translation (expenses), net	13	72	(680)

Other income (expenses), net	14	(105)	6

Loss before taxes on income		(1,578)	(1,960)

Benefit (provision) for income taxes	15	17	(14)

Net loss		(1,561)	(1,974)

Basic and diluted net loss per share		(0.021)	(0.048)

Weighted average number of shares used in computing basic and diluted net loss per share		73,873,635	41,122,078

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Other Comprehensive income (loss)	Total
Balance as of December 31, 2007	41,122,078	41	8,048	195	(2,276)	-	6,008

Foreign currency translation adjustments	-	-	-	43	-	43	43
Net loss	-	-	-	-	(1,974)	(1,974)	(1,974)

Total comprehensive loss						(1,931)

Balance as of December 31, 2008	41,122,078	41	8,048	238	(4,250)		4,077

Issuance of shares (see also Note 11)	48,331,286	48	2,137				2,185
Foreign currency translation adjustments	-	-	-	(89)	-	(89)	(89)
Net loss	-	-	-	-	(1,561)	(1,561)	(1,561)

Total comprehensive loss						(1,654)

Balance as of December 31, 2009	89,453,364	89	10,185	149	(5,811)		4,612

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,561)	(1,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	(7)	-
Depreciation and amortization	817	734
Increase in accrued severance pay, net	8	4
Interest and linkage differences in regard to shareholders and subsidiaries	(235)	409
Loss from sale of previously consolidated subsidiaries and other expenses	73	30
Provision for deferred income taxes	(12)	17
Changes in assets and liabilities:
Increase in inventories	(52)	(25)
Decrease (Increase) in trade receivables	109	(19)
Increase in related parties	(26)	(14)
Decrease (increase) in other accounts receivable	110	(128)
Increase in trade payables	102	236
Increase in accounts payable and accrued expenses	40	13

Net cash used in operating activities	(634)	(717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiary (Appendix B)	195	-
Purchases and production of property and equipment	(1,750)	(1,354)
Proceeds from sales of property and equipment	212	82
Short-term bank deposits, net	(31)	(22)
Acquisition of intangibles	(9)	(17)
Acquisition of a minority interest in a subsidiary	-	(73)

Net cash used in investing activities	(1,383)	(1,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans from banks and others, net	63	566
Short-term bank credits	1	4
Share issuance net of issuance expenses	1,365	-

Net cash provided by financing activities	1,429	570

Effect of exchange rate changes on cash and cash equivalents	12	(43)
Decrease in cash and cash equivalents	(576)	(1,574)
Cash and cash equivalents at the beginning of the year	770	2,344
Cash and cash equivalents at the end of the year	194	770

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2009	2008
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	198	702

Prepayments in regard of property and equipment	-	42

Cash paid during the year for interest	95	122

Cash paid (refunded) during the period for income taxes	(4)	48

Conversion of shareholders' loans to equity	820	-

Appendix B -
Proceeds from sale of a previously consolidated subsidiary:
Working Capital (except for cash and cash equivalents)	34	-
Property and equipment	213	-
Intangible assets	27	-
Capital Reserve	(22)	-
Capital loss from sale of a previous consolidated subsidiary	(57)	-
	195	-

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the system), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production. During 2009, 2,018 minibars were installed and commenced commercial operation.

c.
HOMI has recently begun to implement a new business model.  Under the new business model, the Company will sell HOMI minibars, to be installed in various hotels to third parties. HOMI shall manage and operate these minibars for an agreed upon management fee and profit sharing agreement. For accounting treatment of these transactions see Note 2j.

d.
On February 10, 2009, Remstone Limited, a wholly owned subsidiary of HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, sold its interest in HOMI's South African subsidiary to CLevo Corporation S.A., a Panama corporation. The purchase price was agreed on a "no cash no debt" basis. Total cash received amounted to $195. The transaction was effective as of January, 2009. As a result, HOMI South Africa changed its name, and ceased to be a subsidiary or affiliate of HOMI.

As a result of the abovementioned, HOMI had a loss, net of $57 that is recorded in other expenses.

e.	On June 30, 2009, HOMI entered into a series of arrangements:
HOMI Israel Ltd. (HOMI Israel) sold its entire interest in HOMI Industries Ltd. (formerly known as HOMI (Operation 99) Ltd.) (“HOMI Industries”) to HOMI, net of any assets or liabilities, for $1.00, with the result that HOMI Industries became a direct wholly owned subsidiary of HOMI.
HOMI then entered into an agreement with HOMI Industries, pursuant to which HOMI sold all of its technology, know-how and patent rights, to HOMI Industries, and granted HOMI Industries an exclusive, royalty-free, worldwide license under the “HOMI” trademark, for $1,913.  Both of these agreements, dated June 30, 2009, take effect retroactively as of January 1, 2009.
As a result of the change of the ownership, HOMI Israel had a capital loss of $16 that is recorded in other expenses.

f.	At December 31, 2009, the Company had $ 252 in cash, including short term deposits.
The Company continues to incur losses ($ 1,561in 2009) and has a negative cashflow from operations amounting to approximately $ 634 in 2009. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need to raise a further $ 1,000 in 2010, of which $ 540 has already been raised as of the date these Financial Statements are signed.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                 GENERAL (cont.)

The Company is advancing various alternative methods to raise the additional funds. The Company's preferred method is to sell already installed minibar systems and continue to operate them, according to the new business model already implemented by Company in past transactions.
If necessary, the Company will perform another Rights Offering, as and when and on such terms as the Board of Directors may so resolve.
Management believes $ 1,000 mentioned above and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

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

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its active subsidiaries listed below:

			Number of Operational Minibars
Subsidiary Name	Area	Ownership Percentage	31.12.2009	31.12.2008
HOMI Industries Ltd. (5)	Israel	100%
HOMI Israel Ltd.	Israel	100%	4,429	2,638
HOMI USA, Inc. and HOMI Canada (1)	U.S.A. and Canada	100%	3,360	2,829
HOMI Europe Sarl (2)	ROW	100%	2,712	2,758
HOMI South Africa (Proprietary) Limited (3)	South Africa	100%	-	483
HOMI (Operation 99) Ltd. (4)	Israel	100%	-	167
			10,501	8,875

1.	The subsidiary in Canada was established during the fourth quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.
2.	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K (including a Spain Branch).
-	The subsidiary in the United Kingdom was established in August 2006. Operation of this subsidiary has commenced during the first quarter of 2009.
-	The subsidiary in France was established during the third quarter of 2008. Operation of this subsidiary has commenced during the first quarter of 2009.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

-	During the first quarter of 2009, HOMI UK established a Branch in Spain. Operation in the Spanish branch commenced during the second quarter of 2009.
3.	The Company sold its holdings in HOMI South Africa (Pty) Ltd. ("HOMI SA") (see Note 1d).
Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

4.	The 167 minibars of HOMI (Operation 99) Ltd are included in HOMI Israel Ltd, since the activity of this company was transferred to HOMI Israel Ltd. since January 1, 2009.

5.	A quantity of minibars are owned by HOMI Industries and rented to the relevant subsidiaries.
The minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	HOMI U.K.	Total
Number of minibars	663	907	604	2,174

d.	Cash and cash equivalents:

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Minibars	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7

h.	Other assets:

1.	Intangible assets -

1.1
Contract rights for operating minibars in a hotel in South Africa were amortized using the straight-line method over the contract periods with the hotels - ten years. The rights were completely amortized since the Company ceased its operations with the hotel and new goodwill was subsequently created from acquisition of a minority in South Africa. The goodwill was completely amortized following the sale of interest in HOMI's South African subsidiary.

1.2	Trademarks registered in several countries worldwide are capitalized and will be amortized over the life span of the asset (twenty years).

2. Deferred expenses represent loan acquisition costs arising from the other long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006 (see Notes 7 and 8a (1)).

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

Revenues from minibars operation and product sales derived from outsource activity (minibar's content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion and/or other participation of, or payments due from the hotel, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectability is probable.

Revenues from sales of minibars are recognized in accordance with compliance with the conditions designated in SAB No. 104, as abovementioned.

Sales of minibars that are classified as refinancing arrangements are shown as a long-term loan to be repaid in accordance with terms of the agreement as required in FAS 13 "Accounting for Leases".

 The Company’s payment terms are normally net 15 to 30 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2009 and 2008.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing dollar and dollar-linked instruments or in NIS, South African Rand and Euro deposits bearing interest with major Israeli, U.S.A., European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                      SIGNIFICANT ACCOUNTING POLICIES (cont.)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing U.S. dollar and U.S.A. dollar-linked instruments or in NIS, South African Rand and Euro interest bearing deposits with major Israeli, U.S., European and South African banks. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that, minimal credit risk exists with respect to these investments. Trade receivable potentially expose the company to credit risk. The company monitors the amount of credit it allows  each of its customers' using the customers prior payment history to determine how much credit it will aloe or whether any credit should be given at all. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the company's sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the company believes that its account receivable credit risk has been reduced. However the company acknowledges that as of the date these financial statements the poor economic climate globally, has increased the chances of customers and financial institutions defaulting on their obligations.

r.	Basic and Diluted Net Income (Loss) per Share:

Basic net profit (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the year ended December 31, 2009 and 2008; accordingly basic and diluted net income (loss) per share are identical for both years.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

s.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.
Exchange rates:

	December 31,
	2009	2008
New Israeli Shekel (NIS)	$ 0.265	$ 0.263
Euro (EU)	$ 1.442	$ 1.393
South African Rand (SAR)	$ 0.135	$ 0.106
Australian Dollar (AU$)	$ 0.900	$ 0.686
Pound Sterling (GBP)	$ 1.619	$ 1.459

	Year Ended December 31,
Increase (Decrease) in Rate of Exchange:	2009	2008

NIS	0.7%	1.1%
EU	3.5%	(5.3%)
SAR	27.6%	(27.9)
AU$	31.2%	(22.7%)
GBP	10.1%	(27.2%)

t.	Advertising Costs:

Advertising costs are charged to the statements of operations as incurred.

u.	Implementation of new accounting Standards:

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

Effective September 30, 2009, the Company adopted ASC Subtopic 855-10 (SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted ASC Subtopic 855-10 as required; adoption did not have an effect on the Company’s consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements; however, management does not believe that it will have an impact on the Company’s consolidated financial statements.

NOTE 3:-                  OTHER ACCOUNTS RECEIVABLE

	December 31,
	2009	2008

Prepayment and others	72	95
Government authorities	59	115
Shareholders	-	4

	131	214

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-                  PROPERTY AND EQUIPMENT, NET

	December 31,
	2009	*2008
Cost:
Minibars	7,768	7,367
Production equipment and parts	849	679
Computers and electronic equipment	101	77
Office furniture, equipment and other	99	98

	8,817	8,221
Accumulated depreciation:
Minibars	3,055	2,614
Production equipment and parts	76	85
Computers and electronic equipment	44	35
Office furniture, equipment and other	46	58

	3,221	2,792

Depreciated cost	5,596	5,429

a.	Depreciation expenses amounted to $ 798 and $ 684 for the years ended December 31, 2009 and 2008, respectively.
b.	Balance includes minibars at depreciated cost of $ 202, identified against a loan based on a refinancing agreement, see also Note 8a(1)(b).
c.	As for liens, see Note 10c.

* Reclassified.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-                  OTHER ASSETS

	December 31,
	2009	2008
a. Intangible assets

Trademark [Net of accumulated amortization of $ 3] (1)	53	46
Contract rights and goodwill (1)	-	27

	53	73

b. Deferred expenses
Cost	116	116
Accumulated amortization (2)	(69)	(49)
	47	67

	100	140

(1)	See Note 2h.
(2) Deferred expenses in regard to loans received are amortized over the loan period of nine years (see note 8a(1)).
Deferred expenses in regard to the private offering are amortized over the period of the note (see Note 7).

NOTE 6:-                 LOANS FROM SHAREHOLDERS

In December 2008, HOMI as part of a rights offering raised approximately $ 720 through loan agreements. The loans are short-term and bear interest at the rate of 6% per annum. According to the terms of the loans, the loans could be repaid in cash or by conversion at the same price per share as those shares offered in the rights offering.

In February 2009, HOMI converted these loans, as well as additional balances of shareholders, in the total amount of $ 820 to shares (see also Note 11).

NOTE 7:-                 CONVERTIBLE NOTES

During the years 2006 and 2007, HOMI raised $ 494 through the issuance of notes. The notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion price ranging between $ 0.50 and $ 0.80 per share, depending on the conversion dates.

Interest on the notes is due and payable on a quarterly basis commencing March 2007. Principal is repaid in eight equal quarterly installments commencing December 2008. The principal repaid in 2009 and 2008 was $ 219 and $ 15 respectively.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:-                 CONVERTIBLE NOTES (cont.)

The financing under the notes was performed via a third party company, unaffiliated with the  Company, based on a Memorandum of Understanding dated September 2006 as amended in February 2007, in return for a 10% commission on the amount raised.

Presentation in the financial statements:	December 31,
	2009	2008
Long-term liability	23	260
Current maturities of long-term liability	256	219

	279	479

NOTE   8:-                      LONG-TERM LOANS, NET OF CURRENT MATURITIES

a. Composed as follows:
	December 31,
	2009	2008
From Others (1)	837	782
From Related party (2)	206	-

Total	1,043	782
Less - current maturities	(183)	(113)

	860	669

(1)  a. In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and/or its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2009 and 2008 amounted to approximately $ 669 and $ 782, respectively.

b. On October 25, 2009, HOMI Industries Ltd (“HOMI Industries”), which is a wholly owned subsidiary, entered into two loan agreements with Moise Laurent Elkrief and Sonia Elkrief (“Elkrief”).
The two agreements were signed on November 12, 2009, and October 25, 2009 respectively. Pursuant to these agreements, Elkrief lent HOMI Industries $ 88.5 and $ 83 (the “Loans”).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE   8:-                      LONG-TERM LOANS, NET OF CURRENT MATURITIES (cont.)

As security and collateral for repayment of the Loans, HOMI Industries will cause its affiliates, HOMI USA, Inc. and HOMI Israel, Ltd. (“HOMI’s Affiliates”), which are also wholly owned subsidiaries of HOMI, to encumber in Elkrief’s favor computerized minibar systems, including 177 and 166 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s Affiliates intend to install in January 2010 at the Strand Hotel in New York, USA, and in the Leonardo Ramat Hahayal Hotel, in Tel Aviv, Israel, respectively and operate for the Hotels under outsource operation agreements which HOMI’s Affiliates signed with the hotels.
Loans repayment will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan Agreements.

   (2) On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a Refinancing Agreement with a related company (owned 45.45% by a related party) ("The related company").  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel in Tel Aviv ("The Hotel") to the related company at a price of $ 450 (in dollars) per minibar for a total of $ 211.5. The minibars will remain at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Hotel. The title to the minibars now rests with the related company.

HOMI Israel shall continue to invoice the Hotel for the full amount of the revenues from its outsource operation, From this amount, HOMI Israel shall receive operational payments (cost of goods, labor, $0.06 (in dollars) per minibar maintenance, 8% management fee).
Net revenues are allocated amongst the parties in accordance with the Refinancing Agreement.

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2009 are as follows:

Year	Amount
2010	183
2011	204
2012	227
2013	251
2014	178

1,043

NOTE 9:-                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2009	2008
Accrued expenses	118	117
Employees and payroll accruals	121	80
Government authorities and others	46	58
Related parties	-	34
Other	6	3

	291	292

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

b.
On December 8, 2009, HOMI Israel Ltd. was served with a lawsuit filed by a former employee with the Regional Labor Court of Tel-Aviv (the “Lawsuit”). HOMI Israel Ltd. is the only defendant in the Lawsuit. The former employee was employed by HOMI Israel Ltd.  in the position of VP Operations, between June 2008 and May 2009, following which he was dismissed by HOMI Israel Ltd.  In the Lawsuit, the former employee claims to be entitled to wages and benefits over and above what he received from HOMI Israel.   The former employee's total claim is for NIS 195 thousand (approx. $53K), exclusive of interest and fines for payment in arrears. In this Lawsuit, HOMI Israel Ltd. is being represented by its attorney.  HOMI Israel Ltd. filed a Statement of Defense on 25 January 2010.

HOMI Israel's attorney has assessed the risk at 25% of the claim, or approximately NIS 50 (approx. $ 13 thousand).Concurrently a provision for this claim has been recorded.

c.
Liens have been placed on certain Company's assets, including the rights to receivables from customers, in favor of others, as security for amounts due. Total liabilities that are secured by these liens as of December 31, 2009 and 2008 amount to approximately $ 669 and $ 782, respectively. See Note 8a (1)(a).

In addition, securities have been placed on certain minibars as detailed in note 8a(1)(b).

d.	Rent expenses

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES AND LIENS (cont.)

In addition, the Company rents space under various month to month arrangements for certain facilities. In September 2008, the Company began renting office space in Hertzliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel and HOMI Industries.  During the years ended December 31, 2009 and 2008, rent expenses were $118 and $57, respectively.

Rent commitments:
Future minimum lease commitments under non-cancelable operating leases are as follows:
2010
First year	48

e.
The Company received notice that the US Internal Revenue Service imposed on the company automated late filing penalties for delay in filing a certain information schedule on foreign holdings. The company has filed an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay, Company advisors believe there is good reason to believe that the abatement would be approved. Accordingly, no provision was recorded on the Company books of account.

f.
HOMI Industries subsequently entered into exclusive license agreements with HOMI Europe S.A.R.L.. (for the territory of Europe), HOMI USA, Inc. (for the United States and Canada) and HOMI Israel Ltd. (for Israel). HOMI Europe (S.A.R.L.) granted a sub-license to HOMI UK Limited (for the United Kingdom, Spain and Ireland), and HOMI USA, Inc. granted a sub-license to HOMI Canada, Inc. (for Canada).  All of the aforementioned companies are subsidiaries of HOMI

g.
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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 11:-                      SHAREHOLDERS' EQUITY (cont.)

Additional information in regard to issue of shares:
In February 2009, HOMI completed a subscription rights offering. HOMI raised an amount of $1,396 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,331,286 common stock shares at $ 0.05 per share in dollars.

On August 2009 the Company raised a total of US$ 800 through new subscriptions and the conversion of shareholder loans and issued 20,000,000 shares of common stock at $ 0.04 per share in dollars.

NOTE 12:-                      CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131").

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2009	2008

Customer A	10.3%	11.2%
Customer B	7.7%	9.7%
Customer C	7.6%	9.4%
Customer D	7.3%	8.9%
Customer E	6.8%	7.8%
Customer F	6.1%	5.6%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2009	2008

Israel	40%	32%
ROW	33%	35%
USA	27%	28%
South Africa	0%	5%
Total	100%	100%

c.
As of December 31, 2009, $ 3,169 of the consolidated long-lived assets were located in Israel; $ 1,217 in the USA; and $1,210 in ROW. As of December 31, 2008, $ 212 of the consolidated long-lived assets were located in South Africa, $ 690 were located in Israel, $ 3,235 in the USA and $ 1,292 in ROW.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 13:-                      FINANCIAL INCOME (EXPENSES), NET

	Year ended December 31,
	2009	2008

Interest on long-term loans (1)	(126)	(160)
Linkage difference and others, net	198	(520)

	72	(680)

(1) As for financial expenses to shareholders, see Note 16a.

NOTE 14:-                      OTHER INCOME (EXPENSES), NET

	Year ended December 31,
	2009	2008
Loss from selling of HOMI SA(see Note 1d)	(57)	-
Expenses incurred from termination partial activity in Germany	(38)	-
Income from transactions with a subsidiary's minority	-	7
Others	(10)	(1)

	(105)	6
NOTE 15:-                      TAXES ON INCOME

a.	Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 27% in 2008, 26% in 2009 and gradually will be reduced to 16% in 2016 and thereafter.
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

c.     (1)   As of December 31, 2009 HOMI Inc. had approximately $ 414 net operating loss carryforwards.
(2)	As of December 31, 2009 HOMI Israel Ltd. had approximately $ 664 Israeli net operating loss carryforwards. The loss carryforwards in Israel have no expiration date.
As of December 31, 2009 HOMI Industries Ltd. had approximately $ 226 Israeli net operating loss carryforwards. The loss carryforwards in Israel have no expiration date.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:-                      TAXES ON INCOME (cont.)

 (3)  As of December 31, 2009, HOMI USA had approximately $ 2,306 net operating loss carryforwards. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

(4)	As of December 31, 2009 the Subsidiary in Australia had net operating loss carryforwards of $ 416.
(5) As of December 31, 2009 the Subsidiaries in Italy and Malta had net operating loss carryforwards of $ 347.

(6)    As of December 31, 2009 the Subsidiary in United Kingdom had net operating loss
        carryforwards of     $ 115.

(7) As of December 31, 2009 the Subsidiary in France had net operating loss carryforwards of $ 38.

d.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred Tax assets-Operating loss carryforwards	1,467	1,687
Deferred Tax Liabilities-Temporary differences in regard to expenses and property	(30)	(95)

Net deferred tax asset before valuation allowance	1,437	1,592
Valuation allowance	(1,450)	(1,617)

Net deferred tax	(13)	(25)

As of December 31, 2009, the Company had provided valuation allowances of $ 1,450 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities.  The valuation allowance decreased by approximately $167 during the year ended December 31, 2009 and increased by approximately $ 484 during the year ended December 31, 2008.

e.	Composition of taxes on income:
	Year ended December 31,
	2009	2008
Current taxes	5	(10)
Deferred taxes	13	(4)

	18	(14)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:-                      TAXES ON INCOME (cont.)

f.	Breakdown of losses (income) before taxes:

	Year Ended December 31,
	2009	2008
Israel	547	299
South Africa	-	(18)
USA	676	796
ROW	355	883

	1,578	1,960

g.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

NOTE 16:-                      RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2009	2008
Directors' fees and liability insurance (1)	42	60

Consulting and management fees	486	534

Interest Expense	12	4

	540	598

(1) Directors' fees of $ 20 and $ 35 for the years 2009 and 2008, respectively and directors’
 insurance expenses of $ 22 and $ 25 for the years 2009 and 2008, respectively.

b.	Guarantees and participation of shareholders - see Note 10.

d.	As for balances and loans as of December 31, 2009 and 2008 - see Note 6, Note 8 and Note 9.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 17:-                                EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.	On January 28, 2010, HOMI entered into two loan agreements with related parties.

1.  Pursuant to a loan agreement with a related company, which is a company owned by HOMI’s Chairman, the related party loaned HOMI  NIS 1,125 thousand (approximately $ 300). The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $ 0.08 during the first year and $ 0.12 during the second year. The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum.

2.  Pursuant to a loan agreement, HOMI’s President loaned HOMI $ 100. The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $ 0.08 during the first year and $ 0.12 during the second year. The loan bears interest at a rate of 8% per annum.

b.	On February 18, 2010, HOMI Industries Ltd which is a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of
$ 140 for installation of minibars in the U.S.

-------------------------

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T):	CONTROLS AND PROCEDURES

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

During the year ending December 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of March 31, 2010, management performed the examination with regard to all of HOMI’s material subsidiaries except HOMI USA, Inc., which examination has not been completed. Because the examination of one material subsidiary has not been concluded, HOMI management is unable to conclude that HOMI's controls and procedures are effective.  As a result, management believes that its controls and procedures are not currently effective.  HOMI will continue to test the effectiveness of controls in its remaining material subsidiary, and expects that such examination will be complete by the end of June 2010.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2010, management has examined all of HOMI’s material subsidiaries except HOMI USA, Inc. However, because the examination of one material subsidiary has not yet been completed, we are unable to conclude that all controls and procedures are effective.

Management is continuing to test the effectiveness of controls in the one remaining material subsidiary and believes that such examination will be finalized by the end of June 2010.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the company has made the following changes in order to increase the internal control over financial reporting:

(i)	integrated updated financial software;
(ii)	created new mechanisms for the review and approval of invoices to customers and/or from suppliers;
(iii)	increased the frequency of sudden checks;
(iv)	increased levels of discussions and documentation by senior financial management;
(v)	established additional controls over financial reporting.

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

ITEM 8B:	OTHER INFORMATION

None

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2009 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.
NAME	AGE	POSITION

Daniel Cohen	54	President, Director

Jacob Ronnel(1)	53	CEO, CFO, Director

Ariel Almog	42	COO, Director

Avraham Bahry	64	Chairman

Kalman Huber	64	Director

Jacob Faigenbaum	56	Director

Yoav Ronen	50	Director
(1)	Mr. Ronnel was appointed CFO on March 26, 2009.

Biographies

Avraham Bahry, 64 has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Daniel Cohen, 54, was appointed President of HOMI in August 2008 and was elected to the Board of Directors on November 20, 2008. Mr. Cohen has been a consultant to HOMI since September 2007... Mr. Cohen created a number of highly successful businesses including DAC Systemes (exclusive distributor in France Lebanon, Mauritius and Israel) for Micros Systems - world leaders in hospitality management, and eventually selling to Micros in 1995 From 1997 to 2005, Mr. Cohen served as Chairman, President and Chief Executive Officer of Bartech Systems International, Inc., a U.S. corporation which creates automated mini-bar solutions for the hotel industry. Mr. Cohen is a director of several small companies. From 1991 to 2000 ($40m to $300m), he was a director at Micros Systems Inc, like HOMI, a NASDAQ listed company. Mr. Cohen is a graduate of Ecole Hoteliere de Lausanne (International Institute of Hospitality Management) and is a graduate of the Advanced Management Program, INSEAD.

Jacob Ronnel, 53, has been Chief Executive Officer and a director of HOMI since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 42, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Kalman Huber, 64, was elected to HOMI's board of directors as of April 2009. Mr Huber has many years of experience in the hotel industry .Mr Huber served as Senior Vice President and CFO of the Sheraton Moriah chain in Israel, a chain comprised of the Sheraton hotels in Israel and the Moriah hotels, from 1999 to 2007.   Since 2007, Mr. Huber has been Senior Vice President and CFO of Azorim Tourism, which, in addition to the Sheraton Moriah hotels, included the Accor hotels in Israel. Before joining Sheraton Moriah, Mr Huber worked for many years at IBM where he served as Assistant General Manager and CFO, and Assistant General Manager Marketing and Sales in IBM Israel, as well as holding senior positions in finance at IBM’s European headquarters.

Jacob Faigenbaum, 56, has served as founder and Managing Director of Financial Guardian Group since 2001. He was Senior Manager of Old Mutual International in London from 1997 to 2001, and he was Managing Director of Pioneer International, International Investments Advisory from 1986-1997. Mr. Faigenbaum served in the Israeli Defense Forces as Colonel. He received a Masters of Economics and Business Administration from Bar-Ilan University and is currently finishing his LLB.

Yoav Ronen, 50, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen received a Bachelor’s degree in Business and Accounting from Tel Aviv University.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and/or beneficial owners of 10% or more of HOMI’s common stock who were required by Section 16(a) of the Securities Exchange Act of 1934, to file certain reports which reports were not filed on a timely basis:  Avraham Bahry, Jacob Ronnel, Daniel Cohen and Ariel Almog.

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

Audit Committee Financial Expert

HOMI has a separately designated standing audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. HOMI’s board of directors has determined that HOMI has one financial expert serving on its audit committee: Kalman Huber.

ITEM 10:	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel (1) Chief Executive Officer, Chief Financial Officer	2008	188,300						1,447(7)	189,747
	2009	142,727							142,727

Daniel Cohen President (2)	2008	55,350						75,826	131,176
	2009	141,763							141,673

Linor Labandter CFO (3)	2008	166,871							166,871
	2009	21,100							21,100

Ariel Almog COO (4)	2008	200,428							200,428
	2009	202,192							202,192

(1)	Mr. Ronnel served as President of HOMI until August 2008. He remains CEO of HOMI. Mr. Ronnel was appointed CFO of HOMI on March 26, 2009.
(2)	Mr. Cohen was appointed President of HOMI in August 2008.
(3)
Ms. Labandter was appointed Chief Financial Officer in May 2007 and is an employee of HOMI Israel Ltd. Her salary was paid by HOMI Israel Ltd. On November 10, 2008, Ms. Labandter tendered her resignation, effective February 15, 2009.

(4)	Mr. Almog's entire salary was paid by HOMI USA, Inc. Mr. Almog ceased to be HOMI's COO in August 2008, at which time was appointed CEO of HOMI USA, Inc.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Avraham Bahry	$ 4,000						$ 4,000
Jacob Ronnel*
Ariel Almog*
Jules Polak	$ 3,000						$ 3,000
Kalman Huber	$ 4,500						$ 4,500
Jacob Faigenbaum	$ 2,000						$ 2,000
Yoav Ronen	$ 6,000						$ 6,000
* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 15, 2010, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% Beneficially Owned (3)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	7,141,434	7.98%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	10,917,501	12.20%

Ariel Almog 224 Maypoint Drive San Raphael, CA	2,826,351	3.16%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	10,271,283	11.48%

Jules Polak (2) 4 Kiriati Street Ramat Gan, Israel	0	0%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	26,565	0.03%

Jacob Faigenbaum Migdal Moshe Aviv 7 Jabotinsky Street, 19th Floor Ramat Gan, Israel	0	0%

Kalman Huber 17 Levi Eshkol Street Tel Aviv	0	0%

All officers and directors as a group (10 people) (1)(2)	31,183,134	34.85%

(1)	Ms. Labandter served as Chief Financial Officer until February 15, 2009.
(2)	Mr. Polak served as a director of HOMI until May 13, 2009.
(3)	Based on total of 89,453,364 shares outstanding as of March 15, 2009.

ITEM 12:                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On April 17, 2009, HOMI entered into a loan agreement with a related party, Daniel Cohen, President of HOMI. Pursuant to this loan agreement, Mr. Cohen loaned HOMI $150,000 for a maximum period of four months. This loan bore interest at a rate of 6% per annum. On August 12, 2009, Mr. Cohen lent the Company an additional $25,000 pursuant to the same terms.  The entire loan amounts plus accrued interest was converted into shares of HOMI common stock at $.04 per share on August 27, 2009.

On May 12, 2009, HOMI entered into a loan agreement with a related party, Avraham Bahry, Chairman of the Board of Directors of HOMI.  Pursuant to this loan agreement, Mr. Bahry loaned HOMI $200,000 for a maximum period of four months. This loan bore interest at a rate of 6% per annum. Mr. Bahry lent the Company an additional $100,000 on August 12, 2009.  These loans plus accrued interest were converted into HOMI common stock at $.04 per share on August 27, 2009.
On June 30, 2009, four shareholders lent a total of $123,000 to HOMI; Ariel Almog - $7,000; Jacob Ronnel - $15,000; Geoffrey Wolf - $81,000; and William Buckley - $30,000.  These loans were converted into shares of common stock at $.04 per share on August 27, 2009.

On July 20, 2009, HOMI Israel Ltd., which is a wholly owned subsidiary of HOMI, entered into an agreement with Globetrip Ltd., a company of which Daniel Cohen, HOMI’s President, owns 45.45%.  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 minibars installed at the Dan Panorama Hotel in Tel Aviv to Globetrip Ltd. at a price of $450 per minibar, for a total of $211,450.  The minibars will remain in place at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Dan Panorama Hotel, the only difference being that instead of HOMI Israel having title to the minibars, title to the minibars now rests with Globetrip Ltd.

HOMI Israel shall continue to invoice the Dan Panorama Hotel for the full amount of the net revenues from its outsource operation (“Net Revenues”).  From this amount, HOMI Israel shall receive (a) the cost of goods to be sold in the minibars; (b) labor costs; (c) a maintenance fee of $0.06 per minibar per day; (d) a management fee of 8% of Net Revenues (collectively, “Operational Payments”).  As long as Net Revenues less Operational Payments (“Operating Cashflow”) exceed $17,625 for a particular quarter, such Operating Cashflow shall be divided between HOMI Israel (40%) and Globetrip Ltd. (60%); however, if the quarterly Operating Cashflow is less than $10,575, Globetrip shall be entitled to 100% of the Operating Cashflow.  If the Operating Cashflow for the quarter is between $10,575 and $17,625, Globetrip shall receive $10,575 and HOMI Israel shall receive the balance.  Until such time as the aggregate payments to Globetrip Ltd under the agreement shall total $211,450, division of Operating Cashflow shall be reconciled on an annual basis at the end of each fiscal year.

If during the first 8 years of the agreement the Dan Panorama Hotel terminates its outsourcing agreement with HOMI Israel and the minibar system is removed from the hotel, HOMI Israel will, at its own cost, reinstall the minibar system in another hotel with similar revenue earning capacity as the Dan Panorama Hotel within six months.  In the event HOMI Israel does not place the minibar system in another similar hotel within six months of termination of its outsource agreement, HOMI Israel shall transfer title in a similar minibar system owned by HOMI Israel to Globetrip Ltd., instead of the initial minibar system, and the principles of the agreement between HOMI Israel and Globetrip Ltd will apply to the replacement minibar system.

On January 28 2010, HOMI entered into two loan agreements with related parties.  Pursuant to one loan agreement, Bahry Business & Finance (1994) Ltd, which is a company owned by HOMI’s Chairman, Mr. Avraham Bahry, loaned HOMI 1,125,000 New Israeli Shekels (c. $300,000). The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year. The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum.

Pursuant to a second loan agreement, HOMI’s President, Mr Daniel Cohen, loaned HOMI $100,000. The loan is for a period of four years, with quarterly repayments and including two years’ grace on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year. The loan bears interest at a rate of 8% per annum.

On February 18, 2010, HOMI Industries Ltd (“HOMI Industries”), which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Ilan Bahry, Amir Schechtman and Oded Yeoshoua (collectively, “Lender”) pursuant to which Lender loaned HOMI Industries $140,000 for an installation of minibars in the U.S.  Ilan Bahry is the son of Avraham Bahry, the chairman of HOMI’s Board of Directors.

Pursuant to this agreement, HOMI INDUSTRIES will make monthly payments to Lender towards repayment of the Loan. These payments will not be in a fixed amount, but will be based on the revenues from an outsource operation HOMI USA, Inc., (“HOMI USA”) has in the Fashion 26 Wyndham Hotel in New York City.

HOMI USA shall invoice the Fashion 26 Wyndham Hotel for the full amount of the net revenues from the outsource operation (“Net Revenues”).  From the sum equal to the Net Revenues, HOMI Industries will deduct (a) the cost of goods to be sold in the minibars; (b) labor costs; (c) a maintenance fee of $0.06 per minibar per day; and (d) a management fee of 8% of Net Revenues (collectively, “Operational Payments”).

Until completion of the first 8 years of this loan agreement , on a monthly basis, if Net Revenues, as collected by HOMI USA , exceed Operational Payments by at least $3,500, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be equal to 60% of all such excess; if Net Revenues from the hotel, as collected by HOMI USA, exceed Operational Payments by more $2,100 but less than $3,500, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be exactly $2,100.  If Net Revenues from the hotel exceed Operational Payments by less than $2,100, then the amount of the monthly repayment which HOMI Industries will pay to Lender shall be a sum equal to 100% of all such excess; and if Net Revenues from the hotel, as collected by HOMI USA, do not exceed Operational Payments, then no Monthly Repayment will be made to Lender for that month.

After eight years, each monthly payment will be in an amount equal to 60% of the sum, if any, by which Net Revenues, as collected by HOMI USA, exceeded Operational Payments, for that month.

During the years ended December 31, 2009, HOMI incurred various related party expenses for the following:

Description	2009
Directors’ fees and liability insurance	$41,700
Consulting fees	$486,592
Interest Payments	$12.190
Totals	$540,482

Director Independence

Our current Board members consist of Daniel Cohen, Avraham Bahry, Jacob Ronnel, Ariel Almog, Jacob Faigenbaum, Yoav Ronen, and Kalman Huber. The Board has determined that Messrs. Faigenbaum, Ronen and Huber are independent applying the definition of independence under the listing standards of the American Stock Exchange. Messrs. Cohen, Bahry, Ronnel and Almog are not independent.

ITEM 13:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended December 31, 2008 for professional services rendered by Barzily & Company for the audit of the December 31, 2008 and 2009 financial statements approximated $ $ 64,000 and $ 89,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2008, and 2009, we paid $ 53,000 and $22,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2008 and 2009 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2008 and 2009, we paid $ 11,000 and $ 4,000, respectively, for other products and services.

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

PART IV.

ITEM 14:                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1)(2)
3.1	Certificate of Incorporation (1)(2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1)(2)
3.2	By-Laws (1)(2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1)(3)
10.2	HOMI Israel-BSI Agreement for South Africa (1)(3)
10.3	HOS-BSI Stock Purchase Agreement (1)(3)
10.4	HOS-BSI Stockholders' Agreement (1)(3)
10.5	HOS-BSI Option (1)(3)
10.6	HOS Purchase Option Agreement (1)(3)
10.7	Bank Leumi Credit Agreement (1)(3)
10.8	Bank Leumi Promissory Note (1)(3)
10.9	Bank Leumi Security Agreement (1)(3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1)(3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1)(4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1)(6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1)(5)
10.14	Employment Agreement between HOS and Ariel Almog (1)(5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1)(5)
10.16	Agreement with Rodia Mihali (1)(6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1)(7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1)(7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1)(7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1)(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1)(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008 (1)(11)
10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1)(12)
10.25	Employment Agreement between HOMI Israel and Jacob Ronnel (13)
10.26	Employment Agreement between HOMI Israel and Daniel Cohen (14)
10.27	Loan Agreement between HOMI and Daniel Cohen dated April 17, 2009 (15)
10.28	Loan Agreement between HOMI and Avraham Bahry dated May 12, 2009 (16)
10.29	Loan Agreement between HOMI and Jacob Ronnel, Ariel Almog and William and Pai-wen Buckley dated June 23, 2009 (17)
10.30	Agreement between HOMI and subsidiaries dated June 30, 2009 (18)
10.31	Agreement between HOMI Israel and Globetrip Ltd. dated July 20, 2009 (19)
10.32	Agreements between HOMI and Avraham Bahry, and HOMI and Daniel Cohen dated August 3, 2009 (20)
10.33	Agreement between HOMI and Dry Tongues Ltd dated October 12, 2009 (21)
10.34	Loan Agreements between HOMI Industries Ltd. And Moise Laurent Elkrief and Sonia Elkrief dated November 12, 2009 (22)
10.35	Loan Agreements between HOMI Israel and Bahry Business & Finance (1994) Ltd, and HOMI and Daniel Cohen dated January 28, 2010 (23)
10.36	Loan Agreement between HOMI Israel and Ilan Bahry, Amir Schechtman and Oded Yeoshoua dated February 24, 2010 (24)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003

(7)	Incorporated by reference from Form 8-K filed April 8, 2004

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

(13)	Incorporated by reference from Form 8-K filed January 28, 2009

(14)	Incorporated by reference from Form 8-K filed February 5, 2009

(15)	Incorporated by reference from Form 8-K filed April 21, 2009

(16)	Incorporated by reference from Form 8-K filed May 15, 2009

(17)	Incorporated by reference from Form 8-K filed June 25, 2009

(18)	Incorporated by reference from Form 8-K filed June 7, 2009

(19)	Incorporated by reference from Form 8-K filed July 29, 2009

(20)	Incorporated by reference from Form 8-K filed August 7, 2009

(21)	Incorporated by reference from Form 8-K filed October 14, 2009

(22)	Incorporated by reference from Form 8-K filed November 17, 2009

(23)	Incorporated by reference from Form 8-K filed February 2, 2010

(24)	Incorporated by reference from Form 8-K filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: March 28, 2010	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Director
Dated:	March 28, 2010	Dated:	March 29, 2010

/s/ Ariel Almog
	Ariel Almog, Director		Avraham Bahry, Director
Dated:	March 29, 2010	Dated:

/s/ Kalman Huber
	Jacob Faigenbaum, Director		Kalman Huber, Director
Dated:		Dated:	March 29, 2010

Yoav Ronen, Director
Dated: