Form 10-Q
period 2010-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2010-05-14
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

 Yes [ X]                                No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [    ]  No  [    ]

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
89,453,364 as of March 31, 2010

Item 1.                      FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2010

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2010 and December 31, 2009	2-3

Statements of Operations -
Three months ended March 31, 2010 and 2009	4

Statements of Cash Flows -
Three months ended March 31, 2010 and 2009	5-6

Notes to Financial Statements	7-12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	As of March 31	As of December 31,
	2010	2009

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	180	194
Short-term bank deposits	59	58
Trade receivables (net of allowance for doubtful accounts of $ zero as of March 31, 2010 and December 31,2009)	504	583
Other accounts receivable	113	131
Inventories	302	297

TOTAL CURRENT ASSETS	1,158	1,263

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	5,360	5,503
Other property and equipment	44	93

TOTAL PROPERTY AND EQUIPMENT	5,404	5,596

OTHER ASSETS:

Deferred expenses, net	44	47
Intangible assets	52	53

TOTAL OTHER ASSETS	96	100

TOTAL	6,658	6,959

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	As of March 31	As of December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term bank credit	-	5
Current maturities of convertible notes	229	256
Current maturities of long-term loans	229	183
Trade payables	411	691
Accrued expenses and other current liabilities	383	291

TOTAL CURRENT LIABILITIES	1,252	1,426

LONG-TERM LIABILITIES:

Long-term loans from related parties and others ,net of current maturities	1,333	860
Convertible notes, net of current maturities	-	23
Accrued severance pay, net	35	* 25
Deferred taxes	-	13

TOTAL LONG-TERM LIABILITIES	1,368	921

COMMITMENTS, CONTINGENT LIABILITIES AND LIENS

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2010 and December 31, 2009;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of March 31, 2010 and as of December 31, 2009.	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	129	149
Accumulated deficit	(6,365)	(5,811)

TOTAL SHAREHOLDERS' EQUITY	4,038	4,612

TOTAL	6,658	6,959

* Reclassified.
The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2010	2009

Revenues	740	676

Cost of revenues:

Depreciation	(197)	(137)

Other	(426)	(357)

Gross profit	117	182

Operating expenses:

Research and development	(36)	(22)

Selling and marketing	(49)	(58)

General and administrative	(491)	(550)

Operating loss	(459)	(448)

Financing expenses and foreign currency translation, net	(97)	(85)

Other expenses, net	(6)	(61)

Loss before taxes on income	(562)	(594)

Benefit for income taxes	8	10

Net loss	(554)	(584)

Basic and diluted net loss per share	(0.0062)	(0.0097)

Weighted average number of shares used in computing basic and diluted net loss per share	89,453,364	60,009,602

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(554)	(584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	183
Increase (Decrease) in accrued severance pay, net	10	(4)
Interest and linkage differences in regard to shareholders and subsidiaries	36	21
Loss from sale of previously consolidated subsidiaries and other expenses	-	61
Provision for deferred income taxes	(12)	(12)
Changes in assets and liabilities:
Increase in inventories	(9)	(39)
Decrease in trade receivables	67	28
Increase (Decrease) in related parties	14	(20)
Decrease (increase) in other accounts receivable	23	(154)
Decrease in trade payables	(168)	(72)
Increase in accounts payable and accrued expenses	77	61

Net cash used in operating activities	(293)	(531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiary (Appendix B)	-	197
Purchases and production of property and equipment	(176)	(564)
Short-term bank deposits, net	(1)	10
Acquisition of intangible assets	-	(6)

Net cash used in investing activities	(177)	(363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	540	580
Payments of long-term loans	(76)	(60)
Short-term bank credits	(5)	(4)

Net cash provided by financing activities	459	516

Effect of exchange rate changes on cash and cash equivalents	(3)	(8)
Decrease in cash and cash equivalents	(14)	(386)
Cash and cash equivalents at the beginning of the period	194	770
Cash and cash equivalents at the end of the period	180	384

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Three Months Ended March 31,
	2010	2009
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	92	480

Cash paid during the year for interest	20	34

Cash paid (refunded) during the period for income taxes	1	3

Conversion of shareholders' loans to equity	-	816

Appendix B -
Proceeds from sale of a previously consolidated subsidiary:
Working Capital (except for cash and cash equivalents)	-	24
Property and equipment	-	213
Intangible assets	-	27
Capital Reserve	-	(22)
Capital loss from sale of a previous consolidated subsidiary	-	(45)
	-	197

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

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the system), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars.  Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production. During the current period, 301 minibars were installed and commenced commercial operation.

c.
HOMI has recently begun to implement a new business model.     Under the new business model, the Company is selling or receiving loans against HOMI minibars, installed or to be installed in various hotels, to third parties. HOMI continues to manage and operate these minibars.

d.	At March 31, 2010, the Company had $239 in cash, including short term deposits.

As of March 31, 2010, the Company had Accumulated deficit of $6,365.

In order to implement the Company's basic business plan for activity and completion of the installation of additional minibars, the Company will need to raise additional funds.

The Company's preferred method is the new business model, described in item c above.  Management believes that money raised by way of the new business model, mentioned above, as well as $525 proceeds from selling two European subsidiaries to a third party in April 2010 (see Note 5), and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2009 included in the Company's Form 10-K filed March 30, 2010.

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Principles of Consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.03.2010	31.03.2009
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd.	Israel	4,429	3,475
HOMI USA, Inc. and HOMI Canada, Inc.	U.S.A. and Canada	3,661	2,724
HOMI Europe S.a.r.l (2)	ROW	2,712	3,012
		10,802	9,211

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of march 31, 2010 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	HOMI U.K.	Total
Number of minibars	663	1,241	604	2,508

(2)	Through subsidiaries in Italy (including a Malta branch), Germany, Australia, France and the U.K (including a Spain Branch).

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

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

f.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2010	2009
New Israeli Shekel (NIS)	$ 0.269	$ 0.265
Euro (EU)	$ 1.344	$ 1.442
Australian Dollar (AU$)	$ 0.916	$ 0.900
Pound Sterling (GBP)	$ 1.511	$ 1.619
Canadian $ (CAN$)	$ 0.983	$ 0.954

Three Months Ended March 31,
Increase (Decrease) in Rate of Exchange:	2010	2009
NIS	(1.7) %	(9.2) %
EU	(8.3) %	(4.5) %
AU$	0.1%	0.9%
GBP	(8.2) %	(1.9) %
CAN$	1.3%	7.3%

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

g.  Implementation of new accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

NOTE 3:-                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company incurred various related party expenses as follows:

	Three Months Ended march 31,
Description	2010	2009

Directors' Fees and Liability Insurance	11	10
Consulting and Management Fees	133	135
Financial Expenses	9	7

Totals	153	152

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 28, 2010, HOMI entered into two loan agreements with related parties.

1.  Pursuant to a loan agreement with a related company, which is a company owned by HOMI’s Chairman, the related party loaned HOMI NIS 1,125 thousand (approximately $ 300). The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum. The loan is for a period of four years, with quarterly repayments. The first two years will be grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of  8 cents during the first year and  12 cents during the second year.

2.  Pursuant to a loan agreement, HOMI’s President loaned HOMI $ 100. The loan bears interest at a rate of 8% per annum .The loan is for a period of four years, with quarterly repayments. The first two years will be a grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of 8 cents   during the first year and 12 cents during the second year.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS

b.	On February 18, 2010, HOMI Industries Ltd a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of $140.

Loan repayment will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreement.

As security and collateral for repayment of the Loan, HOMI Industries will cause its affiliate, HOMI USA, Inc. which is also a wholly owned subsidiary of HOMI, to encumber in lender favor computerized minibar systems, including 280 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s Affiliate intends to install in April and May 2010 at the Wyndham Hotel in New York, USA and operate for the Hotel under outsource operation agreement which HOMI’s Affiliate signed with the hotel.

NOTE 5:- EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI Inc. entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr Geoffrey Wolf, who is a registered and beneficial owner of shares HOMI Inc.

Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI-Hotel Outsaurce Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions is April 30, 2010. The total purchase price to be paid by Clevo, for the shares and for the assignment of the shareholder's loans, is $ 525, on a “no cash, no debt” basis. In the context of this transaction, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. shall cease to be affiliated to HOMI Inc.

Item 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2009 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2010 and 2009.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2009 the Company’s balance sheet includes $5,596,000 of fixed assets, net.  As of March 31, 2010, our balance sheet included $5,404,000 of fixed assets net. The Company has completed its impairment test for the three months ended March 31, 2010 and has concluded that no impairment write-off is necessary.

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

Investments in Affiliates:

The investment in companies over which the Company can exercise significant influence is presented using the equity method of accounting. The Company generally discontinues applying the equity method when its investment (including advances and loans) is reduced to zero and it has not guaranteed obligations of the affiliate or otherwise committed to provide further financial support to the affiliate. Where the Company’s share of an affiliate’s losses is greater than the investment in such an affiliate and in which the Company has guaranteed obligations of the affiliate, the excess amount is presented as a liability.

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we have begun to manufacture and install our own proprietary computerized minibar, the HOMI® 336 and HOMI® 330. HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe, Israel and Australia. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus on manufacturing, operating, servicing and marketing computerized minibars located in upscale hotels throughout the world.

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

Whether we are consulting for a hotel, or managing its entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.  Using these methods, we already manage thousands of minibars for our customers, who are spread over five continents around the world.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009.

REVENUES

For the three months ended March 31, 2010 and 2009, HOMI had revenues of $740,000 and $676,000, respectively, an increase of $64,000 or 9.5%. These revenues arise primarily from the sale of refreshments in the minibars. In spite of the global economic crisis, there was an increase due to certain improvements in occupancy rates especially in Israel and the United States, as well as an increase in the quantity of minibars that we operate.

For the three months ended March 31, 2010, our three largest customers accounted for approximately 28.98 % of our total revenues. During the same period of 2009, our three largest customers collectively accounted for 29.4 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 319,000 for the three months ended March 31, 2009 to $314,000, for the three months ended March 31, 2010.  Gross profit margin, before consideration of depreciation expense, decreased from 47.2 % to 42.4%.

Gross profit, after consideration of depreciation expense, decreased from $ 182,000 for the three months ended March 31, 2009 to $117,000, for the three months ended March 31, 2010.  Gross profit margin decreased from 16.9 % to 15.8%.

The decrease in gross profit margin is mainly due to the fact that the cost of revenues already includes the cost associated with the operation of the new HOMI® 336 and HOMI® 330 minibars installed whereas such minibars have not yet reached their expected revenue potential.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2009 and 2010 were $ 357,000 and $426,000, respectively, an increase of $ 69,000 or 19.3%.

This increase in cost of revenues is mainly due to the fact that the cost of revenues for the three months ended March 31, 2010 includes the costs associated with the increase in new installation and beginning of operations of the HOMI® 330 minibars that were installed during that quarter.

Depreciation expense for the three months ended March 31, 2009 and 2010 approximated $ 137,000 and $197,000, respectively, an increase of $60,000, or 43.8%. As a percentage of revenues, depreciation expense increased from 20.3% to 26.6%. The increase in depreciation expense is primarily due to the fact that the number of minibars we operate increased in the first quarter of 2010 as compared to the first quarter of 2009.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2009 and in the first quarter of 2010, we incurred additional expenses to improve the production of the minibars. Research and development is expensed to operations as incurred. Total research and development expenses for the three months ended March 31, 2009 were $22,000, and $ 36,000 for the three months ended March 31, 2010.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 550,000 for the three months ended March 31, 2009 to $492,000 for the three months ended March 31, 2010, or by 10.5%. As a percentage of revenues, general and administrative expenses decreased from 81.4 % to 66.5%.

This decrease is due to cost reduction and saving efforts in general and administrative expenses undertaken in the first quarter of 2010.

Selling and Marketing expenses decreased from $ 58,000 for the three months ended March 31, 2009 to $49,000 for the three months ended March 31, 2010, or by 18.37%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® 336 and HOMI® 330 systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2009 we had financial expenses (net) of $ 85,000, while for the three months ending March 31, 2010, we had financial expenses (net) of $ 97,000.

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2009 and 2010 we had other expenses of $61,000 mainly due to the sale of our interest in our former South African subsidiary and $ 6,000, respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2009 and 2010 we had a net loss of $584,000 and $ 554,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2010 of $ 6,365,000. During the three months ended March 31, 2010, we had net loss of $ 554,000.

Our financing activities resulted in cash of approximately $ 459,000 during the three months ended March 31, 2009 during the three months ended March 31, 2010 we used cash in the amount of  $470,000.

On March 31, 2010, we had long term liabilities of approximately $ 1,333,000 which are mainly comprised of loans and convertible notes.

At March 31, 2010, the Company had $239,000 in cash, including short term deposits

HOMI has recently begun to implement a new business model which will provide required funds for the Company’s growth.  Under the new business model, the Company is selling or receiving loans against HOMI minibars, installed or to be installed in various hotels, to third parties.   HOMI continues to manage and operate these minibars. Under this new business model, since 2009, the Company has received $620,000 for 1,286 minibars installed in five hotels, three in Israel and two in the United States.   Of the $ 620,000, $97,000 was in sales of minibars, with the balance in loans to the Company.
HOMI expects to continue to sign such additional agreements with third parties.

Managements believes that the money raised by way of the new business model, mentioned above, as well as the $525,000 proceeds from selling two European subsidiaries to a third party in April 2010, will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

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

Changes in Internal Control over Financial Reporting
1
Management has evaluated, with the participation of the Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the company has made the following changes in order to increase the internal control over financial reporting:

(i)	integrated updated financial software;
(ii)	created new mechanisms for the review and approval of invoices to customers and/or from suppliers;
(iii)	increased the frequency of sudden checks;
(iv)	increased levels of discussions and documentation by senior financial management.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As of the date hereof, HOMI Israel Ltd is a party to the following legal proceeding. On December 8, 2009, HOMI Israel Ltd. was served with a lawsuit filed by Mr David Cyviak with the Regional Labor Court of Tel-Aviv (the “Lawsuit”). HOMI Israel Ltd. is the only defendant in the Lawsuit. Mr Cyviak was employed by HOMI Israel Ltd. in the position of VP Operations, between June 2008 and May 2009, following which he was dismissed by HOMI Israel Ltd.  In the Lawsuit, Mr Cyviak claims to be entitled to wages and benefits over and above what he received from HOMI Israel.   Mr Cyviak’s total claim is for NIS 195,424 (Approx. $53,000), exclusive of interest and fines for payment in arrears. In this Lawsuit, HOMI Israel Ltd. is being represented by Adv. Yoram Muszkat.  HOMI Israel Ltd. filed a Statement of Defense on January 25, 2010. Adv. Muszkat has assessed the risk at 25% of the claim, or approximately NIS 50,000 (Approx. $13,000) which is provided in company's books.

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

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2009, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved].

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.
(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.            Description

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of HOMI’s Chief Executive Officer  and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 13, 2010	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: May 13, 2010	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)