Form 10-Q
period 2010-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2010-08-13
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  89,453,364 as of June 30, 2010

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2010

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2010 and December 31, 2009	2-3

Statements of Operations -
Six and three months ended June 30, 2010 and 2009	4

Statements of Cash Flows -
Six months ended June 30, 2010 and 2009	5-6

Notes to Financial Statements	7-12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	As of June 30,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	309	194
Short-term bank deposits	58	58
Trade receivables (net of allowance for doubtful accounts of $ zero as of June 30, 2010 and December 31,2009)	412	583
Other accounts receivable	216	131
Inventories	296	297

TOTAL CURRENT ASSETS	1,291	1,263

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,733	5,503
Other property and equipment	28	93

TOTAL PROPERTY AND EQUIPMENT	4,761	5,596

OTHER ASSETS:

Deferred expenses, net	37	47
Intangible assets	53	53

TOTAL OTHER ASSETS	90	100

TOTAL	6,142	6,959

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit	-	5
Current maturities of long-term loans	240	183
Current maturities of convertible notes	168	256
Trade payables	370	691
Accrued expenses and other current liabilities	277	291

TOTAL CURRENT LIABILITIES	1,055	1,426

LONG-TERM LIABILITIES:

Long-term loans from related parties and others ,net of current maturities	1,421	860
Convertible notes, net of current maturities	-	23
Accrued severance pay, net	39	* 25
Deferred taxes	-	13

TOTAL LONG-TERM LIABILITIES	1,460	921

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2010 and December 31, 2009;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of June 30, 2010 and as of December 31, 2009.	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	103	149
Accumulated deficit	(6,750)	(5,811)

TOTAL SHAREHOLDERS' EQUITY	3,627	4,612

TOTAL	6,142	6,959

* Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)

Revenues	847	889	1,587	1,565

Costs of revenues:
Depreciation	(209)	(210)	(406)	(349)
Other	(433)	(477)	(859)	(834)

Gross profit	205	202	322	382

Operating expenses:

Research and development	(17)	(18)	(53)	(40)

Selling and marketing	(48)	(70)	(97)	(128)

General and administrative	(420)	(458)	(912)	(1,008)

Operating loss	(280)	(344)	(740)	(794)

Interest and foreign currency translation income (expenses), net	(50)	111	(147)	26

Other expenses	(47)	(13)	(52)	(74)

Loss before taxes on income	(377)	(246)	(939)	(842)

Benefit (provision) for income taxes	(8)	(2)	-	12

Net loss	(385)	(248)	(939)	(830)

Basic and diluted net loss per share	(0.004)	(0.004)	(0.010)	(0.012)

Weighted average number of shares used in computing basic and diluted net loss per share	89,453,364	69,453,364	89,453,364	69,453,364

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(939)	(830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	383
Increase (Decrease) in accrued severance pay, net	14	(2)
Interest and linkage differences in regard to shareholders and subsidiaries	93	(140)
Loss from sale of previously consolidated subsidiaries and other expenses	47	73
Provision for deferred income taxes	-	(15)
Changes in assets and liabilities:
Increase in inventories	(40)	(67)
Increase (Decrease) in trade receivables	52	(39)
Decrease in related parties	(6)	(17)
Increase in other accounts receivable	(12)	(31)
Decrease in trade payables	(115)	(118)
Increase in accounts payable and accrued expenses	8	87

Net cash used in operating activities	(480)	(716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	486	195
Purchases and production of property and equipment	(383)	(1,025)
Short-term bank deposits, net	-	5
Acquisition of intangible assets	-	(4)

Net cash provided by (used in) investing activities	103	(829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	299	-
Share issuance net of issuance expenses	-	580
Payments of long-term loans from others	(184)	(88)
Proceeds from long-term loans from shareholders, net	388	483
Short-term bank credits	(5)	(4)

Net cash provided by financing activities	498	971

Effect of exchange rate changes on cash and cash equivalents	(6)	11
Decrease in cash and cash equivalents	115	(563)
Cash and cash equivalents at the beginning of the period	194	770
Cash and cash equivalents at the end of the period	309	207

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	31	284

Cash paid during the year for interest	65	56

Cash paid during the period for income taxes	-	3

Conversion of shareholders' loans to equity	-	816

Appendix B -
Proceeds from sale of previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	129	34
Property and equipment	550	213
Intangible assets	-	27
Capital Reserve	-	(22)
Receivables from sale of previously consolidated subsidiaries	(146)	-
Capital loss from sale of previously consolidated subsidiaries	(47)	(57)
	486	195

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

c.
HOMI has recently begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels to third parties. HOMI continues to manage and operate these minibars.

d.	At June 30, 2010, the Company had $ 367 in cash, including short term deposits.
As of June 30, 2010, the Company had Accumulated deficit of $ 6,750

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need to raise additional funds.
The Company's preferred method is to sell or to receive loans against installed minibar systems and continue to operate them, according to the new business model already implemented by Company in past transactions.

Managements believes that the money raised by way of the new business model, mentioned above and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2009 included in the Company's Form 10-KSB filed March 31, 2010.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Principles of Consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.06.2010	30.06.2009
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd.(1)	Israel	4,609	3,813
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	3,941	2,724
HOMI Europe S.a.r.l (1) (2)	ROW	1,341	3,270
		9,891	9,807

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

   As of June 30, 2010 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	ROW	Total
Number of minibars	1,471	1,039	482	2,992

(2)	Through subsidiaries in Australia, France and the U.K (including a Spain Branch), Until April 2010, including Italy and Germany (1,371 minibars).

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e.	Concentrations of Credit Risk and Fair Value of Financial Instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable, convertible notes and notes payable to shareholders and others.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

e.	Concentrations of Credit Risk and Fair Value of Financial Instruments (con.)

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

f.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2010	2009
New Israeli Shekel (NIS)	$ 0.258	$ 0.265
Euro (EU)	$ 1.228	$ 1.442
Australian Dollar (AU$)	$ 0.853	$ 0.900
Pound Sterling (GBP)	$ 1.503	$ 1.619
Canadian $ (CAN$)	$ 0.952	$ 0.954

Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2010	2009
NIS	2.6%	3.1%
EU	(14.8) %	1.4%
AU$	(5.2) %	18.7%
GBP	(7.2) %	13.8%
CAN$	2.4%	6%

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

NOTE 3:-                 RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2010 and 2009, the Company incurred various related parties expenses as follows:

	Six Months Ended June 30,
Description	2010	2009

Directors' Fees and Liability Insurance	21	22
Consulting and Management Fees	268	263
Financial Expenses	20	7

Totals	309	292

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 28, 2010, HOMI entered into two loan agreements with related parties as follows:

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-                 OTHER SIGNIFICANT CURRENT PERIOD EVENTS (con.)

b.
On February 18, 2010, HOMI Industries Ltd, ("HOMI industries") a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of  $140.

As security and collateral for repayment of the Loan, HOMI Industries will cause its affiliate, HOMI USA, Inc. which is also a wholly owned subsidiary of HOMI, to encumber in lender favor computerized minibar systems, including 280 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed during April to June 2010 at the Wyndham Hotel in New York, USA and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

On June 14, 2010, HOMI Industries entered into a second loan agreement with the abovementioned related party, pursuant to which HOMI Industries received a loan of $ 180 (equivalent to 671 NIS representing $ 173 received in June 2010) for the installation of 363 HOMI330 minibars in a Hotel in Israel.
As security and collateral for repayment of the Loan, HOMI Industries will cause its affiliate, HOMI Israel, LTD. which is also a wholly owned subsidiary of HOMI, to encumber in lender favor computerized minibar systems, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate to be installed during September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

Loans repayments will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

c.
On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI ,entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr. Geoffrey Wolf, who is one of the registered and  beneficial owners of the HOMI shares.

Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions is April 30, 2010. The total purchase price to be paid by Clevo, for the shares and for the assignment of the shareholder loans, is $525, on a “no cash, no debt” basis. In the context of this transaction, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a loss of $ 47, which is presented among the Other Expenses.

HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. were until now wholly owned subsidiaries of HOMI Europe, which managed and operated minibar systems in one hotel in Germany, one hotel in Italy and three hotels in Malta.

d.
During March to June, 2010, HOMI and Best Bar Services Ltd. ("best Bar"), a third part company, began their cooperation with a partial test installation of Best Bar’s Open Display – Open Access Computerized minibars, in a Hotel in Israel. Following this test, HOMI has included the Best Bar minibar in its catalogue of minibars as HOMI model 232. Since then, HOMI has already signed agreements with two hotels. One in the USA, (231 minibars) and one in France (263 minibars), for the installation of the HOMI 232 minibars, to be installed during the period August to December, 2010.

NOTE 5:-                 EVENTS SUBSEQUENT TO BALANCE SHEET DATE

See note 4d.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2010 and our results of operations for the three months ended June 30, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2009 10-K filed with the Securities and Exchange Commission on March 30, 2010.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2010 and 2009.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2009 the Company’s balance sheet includes $5,596,000 of fixed assets, net.  As of June 30, 2010, our balance sheet included $4,761,000 of fixed assets net. The Company has completed its impairment test for the three months ended June 30, 2010 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI® 336 and HOMI® 330.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

For the three months ended June 30, 2010 and 2009, HOMI had revenues of $ 847,000 and $ 889,000, respectively, a decrease of $42,000 or 4.7%. These revenues arise primarily from the sale of refreshments in the minibars.

This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L on April 30th, 2010.

For the three months ended June 30, 2010, our three largest customers accounted for approximately 30.09 % of our total revenues.  During the same period of 2009, our three largest customers collectively comprised 27.61 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, increased from $ 412,000 for the three months ended June 30 2009 to $ 414,000, for the three months ended June 30, 2010, an increase of $2,000. Gross profit margin, before consideration of depreciation expense, increased from 46.7 % to 48.9%.

Gross profit, after consideration of depreciation expense, increased from $202,000 for the three months ended June 30 2009 to $205,000, for the three months ended June 30 2010, an increase of $3,000.Gross profit margin increased from 22.7 % to 24.2%.

The improvement in Gross Profit margin is mainly due to the fact that the new HOMI® minibars installed are earning increased revenue and profit.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2009 and 2010 were $477,000 and $433,000 respectively, a decrease of $44,000 or 9.2%.  This decrease in cost of revenues is due primarily to the sale of two of HOMI's subsidiaries in Europe in April 2010.

Depreciation expense for the three months ended June 30, 2009 and 2010 approximated $210,000 and $ 209,000, respectively, a decrease of $ 1,000. As a percentage of revenues, depreciation expense increases from 23.6 % to 24.7%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2009 and in the first half of 2010, we incurred additional expenses to improve the production of the minibars. Research and development is expensed to operations as incurred. Total research and development expenses for the three months ended June 30, 2009 were $18,000, and $17,000 for the three months ended June 30, 2010.

OPERATING EXPENSES

General and Administrative expenses are $458,000 for the three months ended June 30, 2009 and $420,000 for the three months ended June 30, 2010. As a percentage of revenues, general and administrative expenses decreased from 51.5 % to 49.6%.   The decrease is due to our continued efforts to reduce expenses as well as the sale of the two subsidiaries mentioned above

Selling and Marketing expenses decreased from $ 70,000 for the three months ended June 30, 2009 to $48,000 for the three months ended June 30, 2010, or by 31.4%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2009 we had financial income (net),of  $111,000, and for the three months ending June 30, 2010, we had financial  expense (net), of $ 50,000, an  increase in expenses  of $ 161,000. These amounts include interest expense (net) of approximately $ 114,000 and $57,000, respectively. The increase in financial expense (net) is primarily due to currency exchange differences on US$ denominated intercompany balances.

OTHER INCOME (EXPENSES)

For the three months ended June 30, 2009 and 2010 we had other expenses (net) of $13,000 and $47,000, respectively, primarily as a result of the sale of our interests in two HOMI subsidiaries in April 2010.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2009 and 2010 we had net loss of $248,000 and $385,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

For the six months ended June 30, 2010 and 2009, HOMI had revenues of $ 1,587,000 and $1,565,000, respectively, an increase of $ 22,000 or 1.4%.

As a result of HOMI's selling two of its subsidiaries HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. HOMI no longer provides outsourcing services to the hotels in Germany and in Italy to which it previously provided services through those subsidiaries.   Revenue for the six months ended June 30, 2009 includes revenues from such hotels in Germany and Italy, while revenue for the six months ended June 30, 2010 includes only four months of revenues from hotels in Germany and Italy.

For the six months ended June 30, 2010, our three largest customers accounted for approximately 29.11% of our total revenues.  For the six months ended June 30, 2009, our three largest customers accounted for approximately 28.08% of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $731,000 for the six months ended June 30, 2009 to $728,000, for the six months ended June 30, 2010, a decrease of $3,000. Gross profit margin, before consideration of depreciation expense, decreased from 46.7% to 45.9%.

Gross profit, after consideration of depreciation expense, decreased from $382,000 for the six months ended June 30, 2009 to $322,000 for the six months ended June 30, 2010, a decrease of $60,000.  Gross profit margin decreased from 24.4 % to 20.3%.  This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe in April 2010.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2009 and 2010 were $834,000 and $859,000, respectively, an increase of $25,000 or 3.0%.

Depreciation expense for the six months ended June 30, 2009 and 2010 approximated $349,000 and $406,000, respectively, an increase of $57,000, or 16.3%. As a percentage of revenues, depreciation expense increased from 22.3% to 25.6%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and Development of an additional product, HOMI® 330, was completed in 2009.  In 2010 we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the six months ended June 30, 2009 were $40,000 and $53,000 for the six months ended June 30, 2010.

OPERATING EXPENSES

General and Administrative expenses decreased from $1,008,000 for the six months ended June 30, 2009 to  $912,000 for the six months ended June 30 2010, a decrease of $96,000, or by  9.5%. As a percentage of revenues, general and administrative expenses decreased from 64.4% to 57.5%.

The decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe in April 2010, as well as our continued efforts to reduce expenses.

Selling and Marketing expenses decreased from $128,000 for the six months ended June 30, 2009 to $97,000 for the six months ended June 30, 2010, a decrease of $31,000 or by 24.2%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® minibars systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2009 and 2010 we had financial income (net) of $26,000 and $147,000 of financial expenses (net), respectively, an increase in expenses of $173,000. These amounts include interest expense (net) of approximately $205,000 and $95,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER INCOME (EXPENSES)

For the six months ended June 30, 2009 we had other expenses (net) of $74,000 and for the six months ended June 30, 2010, we had other expenses (net) of $52,000.

The expenses in 2009 were mainly due to the loss from the sale of our interest in our subsidiary HOMI South Africa Pty (“HOMI SA”) in January 2009. The expenses in 2010 were mainly due to the loss from the sale of our interest in our subsidiaries in Italy and Germany.

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2009 we had net loss of $830,000 and for the six months ended June 30, 2010, we had a net loss of $939,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2010 of $6,750,000. During the six months ended June 30, 2010, we had net loss of $939,000

Our financing activities resulted in cash of approximately $498,000 during the six months ended June 30, 2010 and during the six months ended June 30, 2010 we used cash in the amount of $480,000.  On June 30, 2010, we had long term liabilities of approximately $1,460,000 which are mainly comprised of loans from related parties and others.

At June 30, 2010, the Company had $367,000 in cash, including short term deposits.

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need to raise additional funds.  The Company's preferred method is to sell or to receive loans against installed minibar systems and continue to operate them, according to the new business model already implemented by Company in past transactions.  Management believes that the money raised by way of the new business model, mentioned above and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

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

During the year ending December 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of June 30, 2010, management performed the examination with regard to all of HOMI’s material subsidiaries except HOMI USA, Inc., which examination has not been completed. Because the examination of one material subsidiary has not been concluded, HOMI management is unable to conclude that HOMI's controls and procedures are effective.  As a result, management believes that its controls and procedures are not currently effective.  HOMI will continue to test the effectiveness of controls in its remaining material subsidiary, and expects that such examination will be complete by the end of December   2010.

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

As of the date hereof, HOMI Israel Ltd is a party to the following legal proceeding. On December 8, 2009, HOMI Israel Ltd. was served with a lawsuit filed by Mr David Cyviak with the Regional Labor Court of Tel-Aviv (the “Lawsuit”). HOMI Israel Ltd. is the only defendant in the Lawsuit. Mr Cyviak was employed by HOMI Israel Ltd.  in the position of VP Operations, between June 2008 and May 2009, following which he was dismissed by HOMI Israel Ltd.  In the Lawsuit, Mr Cyviak claims to be entitled to wages and benefits over and above what he received from HOMI Israel.   Mr Cyviak’s total claim is for NIS 195,424 (Approx. $53K), exclusive of interest and fines for payment in arrears. In this Lawsuit, HOMI Israel Ltd. is being represented by Adv. Yoram Muszkat.  HOMI Israel Ltd. filed a Statement of Defense on January 25,2010. Adv. Muszkat has assessed the risk at 25% of the claim, or approximately NIS 50,000 (approx. $13,000) which is provided in HOMI’s books.

To the best of our knowledge, no governmental authority is contemplating the initiation of any legal proceedings against us.  As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended June 30, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved]

Item 5.	OTHER INFORMATION

During the quarter ended June 30, 2010, Q2-2010, HOMI and Best Bar Services Ltd., began their cooperation with a partial test installation of Best Bar’s Open Display – Open Access Computerized minibars, in a hotel in Israel currently serviced by HOMI.  HOMI has since begun to include the Best Bar minibar in its catalogue of minibars as HOMI model 232., and has signed agreements with two hotels, one in the United States and one in France, for the instaillaion of HOMI 232 minibars.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 11, 2010	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated August 11, 2010	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer)