Form 10-Q
period 2010-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2010-11-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
89,453,364   as of September 30, 2010

Item 1. FINANCIAL STATEMENT (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2010

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2010 and December 31, 2009	F2-3

Statements of Operations -
Nine and three months ended September 30, 2010 and 2009	F4

Statements of Cash Flows -
Nine months ended September 30, 2010 and 2009	F5-6

Notes to Financial Statements	F7-13

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	As of September 30,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	120	194
Short-term bank deposits	63	58
Trade receivables (net of allowance for doubtful accounts of $ zero as of September 30, 2010 and December 31, 2009)	452	583
Other accounts receivable	197	131
Inventories	297	297

TOTAL CURRENT ASSETS	1,129	1,263

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,630	5,503
Other property and equipment	55	93

TOTAL PROPERTY AND EQUIPMENT	4,685	5,596

OTHER ASSETS:

Deferred expenses, net	32	47
Intangible assets	51	53

TOTAL OTHER ASSETS	83	100

TOTAL	5,897	6,959

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	As of September 30,	As of December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit	-	5
Short term maturities of loans from related parties	91	32
Current maturities of long-term loans from others	191	151
Current maturities of convertible notes	136	256
Trade payables	453	691
Accrued expenses and other current liabilities	318	291

TOTAL CURRENT LIABILITIES	1,189	1,426

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	827	174
Long-term loans from others, net of current maturities	554	686
Convertible notes, net of current maturities	-	23
Accrued severance pay, net	40	* 25
Deferred taxes	-	13

TOTAL LONG-TERM LIABILITIES	1,421	921

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2010 and December 31, 2009;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of September 30, 2010 and as of December 31, 2009;	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	87	149
Accumulated deficit	(7,074)	(5,811)

TOTAL SHAREHOLDERS' EQUITY	3,287	4,612

TOTAL	5,897	6,959

* Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)

Revenues	821	1,038	2,408	2,604

Costs of revenues:
Depreciation	(176)	(220)	(582)	(569)
Other	(417)	(577)	(1,276)	(1,412)

Gross profit	228	241	550	623

Operating expenses:

Research and development	(26)	(36)	(80)	(76)

Selling and marketing	(43)	(48)	(140)	(175)

General and administrative	(408)	(428)	(1,320)	(1,436)

Operating loss	(249)	(271)	(990)	(1,064)

Interest and foreign currency translation income (expenses), net	2	56	(144)	82

Other income (expenses), net	(77)	17	(129)	(57)

Loss before taxes on income	(324)	(198)	(1,263)	(1,039)

Benefit (provision) for income taxes	-	(5)	-	7

Net loss	(324)	(203)	(1,263)	(1,032)

Basic and diluted net loss per share	(0.003)	(0.0026)	(0.014)	(0.0150)

Weighted average number of shares used in computing basic and diluted net loss per share	89,453,364	76,844,668	89,453,364	68,623,323

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,263)	(1,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Other (income) expenses	39	(8)
Depreciation and amortization	617	590
Increase in accrued severance pay, net	15	1
Interest and linkage differences in regard to related parties and subsidiaries	38	(213)
Loss from sale of previously consolidated subsidiaries	83	73
Provision for deferred income taxes	-	(12)
Changes in assets and liabilities:
Increase in inventories	(41)	(101)
Decrease in trade receivables	15	27
Decrease in related parties	(2)	(70)
Decrease (Increase) in other accounts receivable	(39)	47
Increase (Decrease) in trade payables	(87)	33
Increase in accounts payable and accrued expenses	43	82

Net cash used in operating activities	(582)	(583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	511	195
Purchases and production of property and equipment	(413)	(1,473)
Short-term bank deposits, net	(5)	(31)
Acquisition of intangible assets	-	(4)

Net cash provided by (used in) investing activities	93	(1,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share issuance net of issuance expenses	-	1,365
Payments of long-term loans from others	(236)	(178)
Proceeds from long-term loans from related parties, net	674	220
Short-term bank credits	(5)	(4)

Net cash provided by financing activities	433	1,403

Effect of exchange rate changes on cash and cash equivalents	(18)	16
Decrease in cash and cash equivalents	(74)	(477)
Cash and cash equivalents at the beginning of the period	194	770
Cash and cash equivalents at the end of the period	120	293

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	85	190

Cash paid during the period for interest	91	90

Cash paid during the period for income taxes	-	9

Conversion of shareholders' loans to equity	-	820

Appendix B -
Proceeds from sale of previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	129	34
Property and equipment	550	213
Intangible assets	-	27
Capital Reserve	-	(22)
Receivables from sale of previously consolidated subsidiaries	(85)	-
Capital loss from sale of previously consolidated subsidiaries	(83)	(57)
	511	195

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

d.	At September 30, 2010, the Company had $ 183 in cash, including short term deposits.
As of September 30, 2010, the Company had Accumulated deficit of $ 7,074.

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the new business model, described in item c. above.
On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”), a third party company. Pursuant to this agreement, HOMI Industries will receive $ 2,000. See also Note 5.

Management believes that the above mentioned loan and the continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-        SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying unaudited consolidated financial statements are presented in accordance with Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2009 included in the Company's Form 10-K filed March 31, 2010.

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
The majority of the Company's sales are in U.S. dollars or in U.S. dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined that the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non U.S. dollar currencies are reflected in the statement of operations.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Principles of Consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.09.2010	30.09.2009
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd.(1)	Israel	4,878	3,979
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	3,941	3,215
HOMI Europe S.a.r.l (1) (2)	ROW	1,341	2,776
		10,160	9,970

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of September 30, 2010 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	ROW	Total
Number of minibars	1,471	1,345	776	3,592

(2)	Through subsidiaries in Australia, France and the U.K (including a Spain Branch). Until April 2010, including Italy and Germany (1,371 minibars).

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

f.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2010	2009
New Israeli Shekel (NIS)	$ 0.273	$ 0.265
Euro (EU)	$ 1.371	$ 1.442
Australian Dollar (AU$)	$ 0.971	$ 0.900
Pound Sterling (GBP)	$ 1.580	$ 1.619
Canadian $ (CAN$)	$ 0.972	$ 0.954

Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2010	2009
NIS	3.0%	1.1%
EU	(4.9) %	5.2%
AU$	7.8%	28.7%
GBP	(2.4) %	10.3%
CAN$	1.9%	13.8%

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

NOTE 3:-    RELATED PARTIES TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, the Company incurred various related parties expenses as follows:

	Nine Months Ended September 30,
Description	2010	2009
Directors' Fees and Liability Insurance	32	31
Consulting and Management Fees	406	355
Financial Expenses	36	12
Other Income	-	(9)

Totals	474	389

NOTE 4:-   OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 28, 2010, HOMI entered into two loan agreements with related parties as follows:

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-  OTHER SIGNIFICANT CURRENT PERIOD EVENTS (con.)

b.
On February 18, 2010, HOMI Industries Ltd, ("HOMI industries") a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of  $ 140.

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

On June 14, 2010, HOMI Industries entered into a second loan agreement with the abovementioned related party, pursuant to which HOMI Industries received a loan of NIS 671 representing $ 173 received in June 2010, for the installation of 363 HOMI330 minibars in a Hotel in Israel.
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

c.
On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI, entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr. Geoffrey Wolf, who is one of the registered and  beneficial owners of the HOMI shares.

Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions is April 30, 2010. The total purchase price to be paid by Clevo, for the shares and for the assignment of the shareholder loans, is $ 511, on a “no cash, no debt” basis. In the context of this transaction, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a loss of $ 83, which is presented among the Other Expenses.

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-     EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On October 5, 2010, HOMI Industries entered into a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”), a third party company. Pursuant to this agreement, HOMI Industries will receive $ 2,000. This loan will be made available to HOMI Industries in four, equal installments of $ 500 each. The first installment was lent to HOMI Industries on October 3, 2010.

The Tomwood loan will bear interest at a rate of 10% per annum, to be paid quarterly, starting one quarter after the first installment of the loan.

HOMI Industries will repay this loan in eight consecutive, quarterly payments, commencing as of September 30, 2013 and ending on June 30, 2015.

HOMI Industries will use the proceeds of the Tomwood loan for the sole purpose of manufacturing, purchasing, and installing, minibar type products, and performing the logistics required in connection with these activities, including run-in of new installations and debugging of new installations.

Until September 29, 2013, Tomwood shall have the right to convert all or any part of the principal sum of its loan to HOMI Industries into shares of the common stock of Hotel Outsource Management International, Inc. For a conversion occurring no later than September 29, 2012, the conversion will be at a price per share of 6 cents, for a maximum of 33,333,333 shares (if the entire loan is converted during that period). For a conversion occurring between September 29, 2012 and September 29, 2013, the conversion will be at a price per share of 8 cents, for a maximum of 25,000,000 shares (if the entire loan is converted during that period).

As security and collateral for repayment of the Loan, HOMI Industries will take all action necessary on its part to encumber the minibars purchased with the loan by registering a first degree lien over such minibars.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2009 and our results of operations for the three months ended September 30, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2009 10-K filed with the Securities and Exchange Commission on March 30, 2010

FORWARD-LOOKING STATEMENTS

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2010 and 2009.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2009 the Company’s balance sheet includes $5,596,000 of fixed assets, net.  As of September 30, 2010, our balance sheet included $4,685,000 of fixed assets net. The Company has completed its impairment test for the nine months ended September 30, 2010 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010COMPARED TO SEPTEMBER 30, 2009.

REVENUES

For the three months ended September 30, 2009 and 2010, HOMI had revenues of $1,038,000 and $821,000, respectively, a decrease of $217,000 or 20.9%. These revenues arise primarily from the sale of refreshments in the minibars.

This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe, HOMI - Hotel Outsource Management International (Deutschland) GmbH   and HOMI Italia S.R.L in April 2010. As a result of HOMI's selling these two subsidiaries, HOMI no longer provides outsourcing services to the hotels in Germany and in Italy to which it previously provided services through those subsidiaries.   Revenue for the three months ended September 30, 2009 includes revenues from such hotels in Germany and Italy, while revenue for the three months ended September 30, 2010 does not.

For the three months ended September 30, 2010, our three largest customers accounted for approximately 30.63 % of our total revenues. During the same period of 2009, our three largest customers collectively accounted for 27.46 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expenses, decreased from $ 461,000 for the three months ended September 30, 2009 to $404,000, for the three months ended September 30, 2010.  Gross profit margin, before consideration of depreciation expense, increased from 44.4% to 49.2%.

Gross profit, after consideration of depreciation expense, decreased from $ 241,000 for the three months ended September 30, 2009 to $228,000, for the three months ended September 30, 2010.  This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe, HOMI - Hotel Outsource Management International (Deutschland) GmbH   and HOMI Italia S.R.L in April 2010.

Gross profit margin increased from 23.2 % to 27.7%.  The improvement in Gross Profit margin is mainly due to the fact that the new HOMI® minibars installed are earning increased revenue and profit.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2009 and 2010 were $ 577,000 and $417,000, respectively, a decrease of $ 160,000 or 27.7%.

This decrease in cost of revenues is due primarily to the sale of two of HOMI's subsidiaries in Europe in April 2010.

Depreciation expense for the three months ended September 30, 2009 and 2010 approximated $ 220,000 and $176,000, respectively, a decrease of $44,000, or 20.0%. As a percentage of revenues, depreciation expense increased from 21.2% to 21.4%

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2009 and in the first nine months of 2010, we incurred additional expenses to improve the production of the minibars. Research and development is expensed to operations as incurred. Total research and development expenses for the three months ended September 30, 2009 were $36,000, and $ 26,000 for the three months ended September 30, 2010.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 428,000 for the three months ended September 30, 2009 to $408,000 for the three months ended September 30, 2010, or by 4.7 % The decrease is due to our continued efforts to reduce expenses as well as the sale of the two subsidiaries mentioned above.. As a percentage of revenues, general and administrative expenses increased from 41.2 % to 49.7%. The increase in general and administrative expenses as a percentage of revenues is mainly due to the decrease in revenues.

Selling and Marketing expenses decreased from $ 48,000 for the three months ended September 30, 2009 to $43,000 for the three months ended September 30, 2010, or by 10.4%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI®  systems already signed, as well as  enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2009 we had financial income (net), of $56,000, and for the three months ending September 30, 2010, we had financial income (net), of $ 2,000, a decrease in income of $ 54,000. These amounts include interest expense (net) of approximately $ 26,000 and $32,000, respectively.  The remaining amounts are, primarily, due to currency exchange differences on US$ denominated intercompany balances.

OTHER INCOME (EXPENSES)

For the three months ended September 30, 2009 and 2010 we had other income (net) of $17,000 and other expenses (net) of $77,000, respectively. The expenses in 2010 were as a result of the sale of our interests in two HOMI subsidiaries in April 2010 and due to the fact that we had to remove and retire 111 minibars from the first production batch of HOMI336 Minibars that were installed as a part of a pilot program in an Israeli subsidiary.

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2009 and 2010 we had net loss of $203,000 and $324,000, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

REVENUES

For the nine months ended September 30, 2010 and 2009, HOMI had revenues of $2,408,000 and $2,604,000, respectively, a decrease of $196,000 or 7.5%.

As a result of HOMI's selling two of its subsidiaries HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L., in April 2010, HOMI no longer provides outsourcing services to the hotels in Germany and in Italy to which it previously provided services through those subsidiaries.   Revenue for the nine months ended September 30, 2009 includes revenues from such hotels in Germany and Italy, while revenue for the nine months ended September 30, 2010 includes only four months of revenues from hotels in Germany and Italy.

For the nine months ended September 30, 2010, our three largest customers accounted for approximately 29.6 % of our total revenues. For the nine months ended September 30, 2009, our three largest customers accounted for approximately 27.4 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $1,192,000 for the nine months ended September 30, 2009 to $1,132,000, for the nine months ended September 30, 2010, a decrease of $ 60,000. Gross profit margin, before consideration of depreciation expense, increased from 45.8 % to 47.0%.

Gross profit, after consideration of depreciation expense, decreased from $ 623,000 for the nine months ended September 30, 2009 to $ 550,000, for the nine months ended September 30, 2010.A decrease of $ 73,000. Gross profit margin decreased from 23.9 % to 22.8%.

This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L in April 2010.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the nine months ended September 30, 2009 and 2010 were $1,412,000 and $1,276,000, respectively, a decrease of $ 136,000 or 9.6%.

Depreciation expense for the nine months ended September 30, 2009 and 2010 increased from $569,000 to $582,000, respectively, an increase of $13,000, or 2.3%. As a percentage of revenues, depreciation expense increased from 21.9 % to 24.2%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009. In 2010 we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the nine months ended September 30, 2009 were $ 76,000 and $ 80,000 for the nine months ended September 30, 2010.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 1,436,000 for the nine months ended September 30, 2009 to $ 1,320,000 for the nine months ended September 30, 2010, a decrease of $ 116,000 or 8.1%.  As a percentage of revenues, general and administrative expenses decreased from 55.1% to 54.8%.
The decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe in April 2010, as well as our continued efforts to reduce expenses.

Selling and Marketing expenses decreased from $ 175,000 for the nine months ended September 30, 2009 to $140,000 for the nine months ended September 30, 2010, a decrease of $ 35,000 or 20.0%, primarily as a result of the reduction of marketing efforts in favor of focusing on the new installations related to the HOMI® systems already signed, as well as enhancing the necessary operating platforms.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2009 and 2010 we had financial income (net) of $82,000 and $144,000 of financial expenses (net), respectively, an increase in expenses of $226,000. These amounts include interest expense (net) of approximately $140,000 and $120,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances

OTHER INCOME (EXPENSES)

For the nine months ended September 30, 2009 we had other expenses (net) of $57,000 and for the nine months ended September 30, 2010, we had other expenses (net) of $129,000.

The expenses in 2009 were mainly due to the loss from the sale of our interest in our subsidiary HOMI South Africa Pty (“HOMI SA”) in January 2009. The expenses in 2010 were mainly a result of the sale of two HOMI subsidiaries in April 2010 and the fact that we had to remove and retire a quantity of minibars from the first production batch of HOMI336 minibars that were installed, as a part of a pilot program.

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2009 we had a net loss of $1,032,000 and for the nine months ended September 30, 2010, we had a net loss of $1,263,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2010 of $7,074,000. During the nine months ended September 30, 2010, we had net loss of $1,263,000

Our financing activities resulted in cash of approximately $433,000 during the nine months ended September 30, 2010, and during the nine months ended September 30, 2010 we used cash in the amount of $582,000. On September 30, 2010, we had long term liabilities of approximately $1,421,000 which are mainly comprised of loans from related parties and others.

At September 30, 2010, the Company had $183,000 in cash, including short term deposits

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.  The Company's preferred method of raising funds is through a business model in which HOMI sells or receives loans against HOMI minibars, installed or to be installed in various hotels to third parties, and then HOMI continues to manage and operate these minibars.

Management believes that raising funds through the abovementioned business model, combined with the new loan mentioned in Item 5 of this report and the continued efforts to reduce corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.

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

During the year ending December 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of September 30, 2010, management performed the examination with regard to all of HOMI’s material subsidiaries except HOMI USA, Inc., which examination has not been completed. Because the examination of one material subsidiary has not been concluded, HOMI management is unable to conclude that HOMI's disclosure controls and procedures are effective.  As a result, management has concluded that its disclosure controls and procedures are not currently effective.  HOMI will continue to test the effectiveness of controls in its remaining material subsidiary, and expects that such examination will be complete by the end of December 2010.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the company has not made any changes in internal control over financial reporting during the quarter ending September 30, 2010.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In December 2009, HOMI Israel Ltd., a wholly owned subsidiary of HOMI, became a defendant in a claim by Mr. David Cyviak, a former employee of HOMI Israel Ltd., in which Mr. Cyviak claimed to be entitled to NIS 195,000 (approximately $53,000) plus interest and fines for payments in arrears.

On October 5, 2010, the parties reached a settlement with Mr. Cyviak pursuant to which HOMI Israel Ltd. paid Mr. Cyviak a total of NIS 30,000 (approximately $8,000).  This settlement was confirmed and ratified by the Regional Labor Court of Tel Aviv.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended September 30, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved]

Item 5.	OTHER INFORMATION

During the second quarter of 2010, HOMI and Best Bar Services Ltd., began their cooperation with a partial test installation of Best Bar’s Open Display – Open Access Computerized minibars, in a hotel in Israel currently serviced by HOMI.  HOMI has since begun to include the Best Bar minibar in its catalogue of minibars as HOMI model 232., and has signed agreements with two hotels, one in the United States and one in France, for the installation of HOMI 232 minibars.

On October 5, 2010, HOMI Industries Ltd, a wholly owned subsidiary of HOMI entered into a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”). Pursuant to this agreement, Tomwood shall loan to HOMI Industries $2,000,000. This loan will be made available to HOMI Industries in four equal installments of $500,000 each. The first installment was loaned to HOMI Industries on October 3, 2010, and the next installments will be on January 1, 2011, April 1, 2011 and July 1, 2011. These dates may be postponed by written notice of HOMI Industries.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

Exhibits required by Item 601 of Regulation S-K:

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 11, 2010	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated :November 11 , 2010	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)