Form 10-K
period 2010-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2011-03-30
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50306

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
Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010, the last business day of the registrant's most recently completed year:

89,453,364 shares at $.03 = $2,683,600.90

(1) Average of bid and ask closing prices on December 31, 2010

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

89,453,364 common shares issued and outstanding as of December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2009 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1	Business	4
	General	4
	Our Growth Strategy	4
	Operations	5
	Competition	6
	Customers and Markets	8
	Government Regulations	8
	Intellectual Property	8
	Employees	8
	Corporate Structure	8
Item 1A	Risk Factors	9
Item 1B	Unresolved Staff Comments	10
Item 2	Properties	10
Item 3	Legal Proceedings	10

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
	and Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12
	Forward-Looking Statements	12
	Critical Accounting Policies	12
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful
	Accounts	12
	Long-Lived Assets	13
	Overview	13
	Cost and Expenses	14
	Results of Operations	14
	Liquidity and Capital Resources	16
	Subsequent Events	17
	Off-Balance Sheet Arrangements	17
	Inflation	17
	International Tax Implications	17
Item 7A	Qualitative and Qualitative Disclosures about Market Risk	17
Item 8	Financial Statements and Supplementary Data	F1
	Report of Independent Registered Public Accounting Firm	F2
	Consolidated Balance Sheets	F3-F4
	Consolidated Statements of Operations	F5
	Consolidated Statements of shareholders’ Equity	F6
	Consolidated Statements of Cash Flows	F7-F8
	Notes to Consolidated Financial Statements	F9-F28
Item 9	Changes In and Disagreements With Accountants on Accounting on
	Accounting and Financial Disclosure	46
Item 9A(T)	Controls and Procedures	46
Item 9B	Other Information	47

PART III
Item 10	Directors, Executive Officers and Corporate Governance	47
Item 11	Executive Compensation	49
Item 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	50
Item 13	Certain Relationships and Related Transactions	51
Item 14	Principal Accountant Fees and Services	53

PART IV
Item 15	Exhibits and Financial Statement Schedules	54
	Signatures	55

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

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs, as well as to engage in rental, sale and installation and outsource programs using the HOMI ® 330 and additional minibar models. HOMI intends to design and manufacture peripheral products and/or accessories for the HOMI 330®. HOMI also intends to offer new and additional minibar models. Proposed additional models may be referred to as the “New Range of Products.”

During 2010, HOMI and Best Bar Services Ltd. ("Best Bar"), a third party company, began their cooperation regarding Best Bar’s Open Display – Open Access Computerized minibars. HOMI purchases minibars from Best Bar and then markets them as the HOMI ® 232 minibar.  HOMI has already signed agreements with several hotels to install and operate the HOMI ® 232.

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

Our services have to date been directed primarily at upscale and luxury hotels. We believe that by adjusting our existing business models, it will be possible to broaden the base of our activities so as to include midscale hotels. An integral part of this strategy involves the sale, rental, installation and outsource programs of  the HOMI ® 330 and the New Range of Products. Features of the HOMI® 330 and the New Range of Products which we believe will make it easier to enter the mid-scale range of hotels include:

•	Mechanism against mistaken charges. This has been designed to increase the accuracy of the automatic billing.
•
Substantially lower operating costs. This should improve profit margins and means that HOMI will be able to offer the HOMI® 330 and the New Range of Products to midscale/mid-market hotels, a very large sector previously closed to HOMI in the past, as well as to upscale hotels.

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

We offer this kind of model for the HOMI® 330 and the HOMI ® 232, but have made some adjustments, so that the agreements are typically for a shorter period, and the division of revenues is often based on a threshold, where HOMI is guaranteed all revenue up to the threshold, and anything above the threshold is divided between HOMI and the hotel at a fixed rate, with the majority going to HOMI.

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

New Business Model
In 2009 we introduced a new business model, pursuant to which we  sell to third parties minibars scheduled to be installed at specific hotels with which we have outsourcing agreements.   The minibars, once installed and operational, remain in place at the hotel and we operate and maintain these minibars in accordance with our outsource operation agreement; the only difference is  that title to the minibars now rests with the third party . The agreements with the third parties are to be in effect  for most of the useful lives of the minibars .

According to this business model, we continue to invoice each hotel for the full amount of the net revenues from its outsource operation (“Net Revenues”).  From this amount, we deduct operational payments (cost of goods, labor, $0.06 (in dollars) per minibar maintenance, 8% management fee) (“Operational Payments”). As long as Net Revenues exceeds Operational Payments ("Operating Cash Flow"), such Operating Cash Flow shall be divided between us and the third party in accordance with the terms of the agreement.

In other cases, instead of selling the minibars to a third party, we receive a loan from a third party in an amount equivalent to our turnkey installed cost price,$500 per HOMI® 330 minibar to be installed at a specific hotel(s) with which we have an outsourcing agreement.   The loan repayment schedule and interest payments are made according to a calculation of the operational results of the minibars.

Other.  The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a certain amount of flexibility, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into other financing arrangements, where circumstances so require. This may be applicable to the HOMI® 330,the HOMI ® 232 and a New Range of Products.

Competition

We have over a decade of hands-on experience in providing services to the hotel industry. Whether we are consulting to a hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.

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

As of December 31, 2010, we provide operation and/or management services to the minibar departments of 33 hotels, most of which are affiliated with prominent international hotel chains such as Sheraton, Hyatt, Radisson and others.

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

Intellectual Property

We own the trademark “HOMI” in respect of the services which we supply. In numerous countries around the world, we have registered, or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and the HOMI® 330 and our New Range of Products and this patent has been registered and issued in the United States and Europe and an application is pending in Taiwan. In 2008, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. In 2009, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2010, HOMI and its subsidiaries had 40 full time employees.

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

Our operating subsidiaries can, as of December 31, 2010, be summarized as follows:

HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI Industries Ltd. (“HOMI Industries”)
HOMI France SAS
HOMI UK Limited.

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A: RISK FACTORS

1.  We are dependent on a small number of customers for a large percentage of our business.

In 2010, our three largest customers provided 30.0% of our sales revenues, and in 2009, our three largest customers provided 25.6 % of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

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

HOMI needs to continue to market its products and services in order to expand its operations. We expect that our new business models wherein we sell new outsource installations to third parties and in other times receive a similar amount in loans for installations, will enable us to finance our operations and projected growth in 2011.We believe that by implementing our new business models, we will have sufficient funds to meet our needs for working capital for the next 12 months. However, there is no guarantee that our new business model will supply us with sufficient working capital, in which case we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts which would prevent us from growing the company.

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

During the year ended December 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as of December 31, 2010, management has concluded that its disclosure controls and procedures are effective.

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

•
HOMI Israel’s and HOMI Industry's corporate headquarters are currently located at 1 Abba Eban  St. Hetrzeliya Pituach 47625,  Israel with a monthly rent of $3,100. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

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
ITEM 3:  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4: [REMOVED AND RESERVED]

PART II.

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2010, HOMI has 89,453,364 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2010.

Our common stock has been listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."

2009:		High	Low
	First Quarter	$0.07	$0.04
	Second Quarter	$0.06	$0.06
	Third Quarter	$0.15	$0.02
	Fourth Quarter	$0.15	$0.06

2010:
	First Quarter	$0.06	$0.015
	Second Quarter	$0.015	$0.02
	Third Quarter	$0.03	$0.02
	Fourth Quarter	$0.03	$0.02

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2010. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2010.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2010 and 2009.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2010 the Company’s balance sheet includes $ 4,169,000 of fixed assets, net. The Company has completed its impairment test for 2010 and has concluded that no impairment write-off is necessary.

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

Overview

Hotel Outsource Management International, Inc. is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI® 336/330, which is the first in a new range of products currently under development. The HOMI® 336/330 is the first product to be designed and manufactured by HOMI.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2010  COMPARED TO YEAR ENDED DECEMBER 31, 2009.

Revenues

For the years ended December 31, 2009 and 2010, HOMI had revenues of $ 3,651,000 and $ 3,201,000   respectively, a decrease of $450,000 or  12%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us.

This decrease in revenues is mainly due to the sale of two of HOMI's subsidiaries in Europe: HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L on April 30th, 2010 and due to the fact that Homi Australia ceased operating the minibars in Hilton Sydney, the only hotel with which we conducted outsource operations in Australia, and transferred the operation and the minibars installed, to that hotel.

For the year ended December 31, 2010, our three largest customers accounted for 30.0 % of our total revenues, as compared to 25.6% in 2009..
As of December 31, 2010 and 2009, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2009	2010

United States of America	26.9%	34.6%
ROW	32.5%	10.0%
Israel	40.6%	55.4%
Totals	100%	100%

Gross Profit

Gross profit decreased from $815,000 to $754,000, a decrease of $61,000 or by 7.5% for the years ended December 31, 2009 and 2010, respectively.   Such decrease is in correlation to the decrease in revenues.

As a percentage of revenues, gross profit increased from 22.3% to 23.6%.  The increase in gross profit margin is mainly due to the fact that the new minibars are functioning more effectively and we are improving their revenue potential.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2009 and 2010 were $2,062,000 and $1,759,000 respectively, a decrease of $ 303,000 or 14.7%. As a percentage of gross revenues, costs of revenues, before consideration of depreciation expense, decreased, from 56.5% in 2009 to 55.0% in 2010. This decrease in cost of revenues is a result of the increased efficiency of our new minibars.

Depreciation expense for the years ended December 31, 2009 and 2010 was $774,000 and $688,000, respectively,  a decrease  of $86,000, or  11.1% The decrease in depreciation expense is mainly due to the sale of two of HOMI's subsidiaries in Europe , HOMI - Hotel Outsource Management International (Deutschland) GmbH;  and HOMI Italia S.R.L on April 30th, 2010 and due to the fact that HOMI Australia ceased operating the minibars in Hilton Sydney, the only hotel with which we conducted outsource operations in Australia, and transferred the operation and the minibars installed to t that hotel.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2010 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the year ended December 31, 2009 were $116,000 and $128,000 for the year ended December 31, 2010.

Operating Expenses

General and administrative expenses decreased from $1,983,000 to $1,734,000, a decrease of $249,000, or 12.6 % for the years ended December 2009 and 2010. As a percentage of revenues, general and administrative expenses slightly decreased from 54.3% to 54.2%.
This decrease in expenses is due to the sale of two of HOMI's subsidiaries in Europe: HOMI - Hotel Outsource Management International (Deutschland) GmbH; and HOMI Italia S.R.L in April 2010, and our increased efforts made to reduce expenses.

Selling and Marketing expenses decreased from $ 261,000 to $ 196,000 a decrease $ 65,000, or 24.9% primarily as a result of our efforts to reduce expenses.

Financial Income ( Expenses)

For the year ended December 31, 2009 we had $72,000 of interest and financial income, and in the year ended December 31, 2010, we had $251,000 in expenses, an increase in expense of $323,000. These amounts include interest expense (net) of approximately $126,000 and $185,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

Other Income (Expenses)

For the year ended December 31, 2009 we had other expenses of $105,000, and for the year ended December 31, 2010, we had other expenses of $351,000. Of the expenses incurred in 2010, $85,000 was a capital loss from the sale of our subsidiaries in Germany and Italy, $126,00 was a capital loss from the sale of minibars in Australia, and $134,000 was a result of the  dismantling of old HOMI 336 Minibars in Israel that were from the first batch of production.

Net Income (Loss)

As a result of the above, we finished 2010 with a net loss of  $1,904,000 compared to a net loss of $ 1561,000 in 2009, including onetime expenses in the amount of $351,000. When excluding such onetime gains, we finished 2010 with a net loss of $ 1,553,000.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2009 of $5,811,000 and $7,715,000 as of December 31, 2010. During the year ended December 31, 2009, we incurred a net loss of $1,561,000. During the year ended December 31, 2010, we incurred a net loss of $1,904,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,309,000 in 2010.  In 2010 HOMI used $855,000.  In 2006 HOMI raised $118,000 through the issuance of convertible notes. These notes accrue interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal is repaid in eight equal quarterly installments commencing December 2008. These notes may be converted at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement. The final payment is due March 31, 2011.  During the year ended December 31, 2007, HOMI raised an additional $376,000 of these notes.  As of December 31, 2010 there were $73,800 in notes outstanding

On December 31, 2010 HOMI had long term debt of $ 2,729,000, including, $ 351,000 in current maturities.

In January 1st, 2010, HOMI Australia ceased operating the minibars in Hilton Sydney, the only hotel with which we had outsource operations in Australia, and transferred the operation and the minibars installed to that hotel, for AUD 435,000 (approx. $ 396,000). The amount will be repaid over maximum of 50 monthly payments which will be based on the monthly performance of the hotel as detailed in the agreement. Title in the system shall immediately pass to Hilton Sydney after those repayments, for the nominal price of AUD$1.  The balance of the debt is presented in the financial statements part at other accounts receivable and part at long term receivables.

On January 28, 2010, HOMI entered into two loan agreements with related parties as follows:

Pursuant to one loan agreement with a related company, which is a company owned by HOMI’s Chairman, the related party loaned HOMI  NIS 1,125,000 (approximately $ 300,000). The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum. The loan is for a period of four years, with quarterly repayments. The first two years will be grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year.
Pursuant to the second loan agreement dated January 28, 2010, HOMI’s President loaned HOMI $ 100,000. The loan bears interest at a rate of 8% per annum .The loan is for a period of four years, with quarterly payments..  The first two years will be a grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of $0.08 during the first year and $0.12 during the second year.

On February 18, 2010, HOMI Industries Ltd, ("HOMI industries") a wholly owned subsidiary of HOMI, entered into a loan agreement with Ilan Bahry (son of HOMI director Avraham Bahry), Amir Schechtman and Oded Yeoshoua, a related party, pursuant to which HOMI Industries received a loan of  $ 140.,000.  As security and collateral for repayment of the Loan, HOMI Industries agreed to encumber in lender's favor computerized minibar systems, including 280 HOMI® computerized minibars, a central unit and a  license to HOMI® software, which HOMI’s affiliate installed during April to June 2010 at the Wyndham Hotel in New York, USA and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

On June 14, 2010, HOMI Industries entered into a second loan agreement with the above mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671 (approximately $ 173,000) for the installation of 363 HOMI 330 minibars in a Hotel in Israel. As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender's favor computerized minibar systems, including 363 HOMI 330 ® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed in September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for that hotel under an outsource operation agreement  which HOMI Industries signed with the hotel.

Loans repayments for these four related party loans will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI ,entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr. Geoffrey Wolf, a HOMI shareholder.  Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions is April 30, 2010. The total purchase price paid by Clevo, for the shares and for the assignment of the shareholder loans, was $525,000, on a “no cash, no debt” basis. Upon consummation of this transaction, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a capital loss of $ 85,000, which is presented among the Other Expenses.  HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. were until now wholly owned subsidiaries of HOMI Europe, which managed and operated minibar systems in one hotel in Germany, one hotel in Italy and three hotels in Malta.

On October 5, 2010, HOMI Industries Ltd. signed a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”). Pursuant to this agreement, Tomwood shall loan to HOMI Industries $2,000,000. This loan will be made available to HOMI Industries in four, equal installments of $500,000 each. The first installment was received on October 3, 2010 the second installment was received on December 26, 2010. The next installments are due to be received on April 1, 2011 and July 1, 2011. These dates may be postponed by written notice of HOMI Industries.

The Tomwood loan bears interest at a rate of 10% per annum, to be paid quarterly, starting one quarter after the first installment of the loan. HOMI Industries will repay this loan in eight consecutive, quarterly payments, commencing as of September 30, 2013 and ending on June 30, 2015.  HOMI Industries will use the proceeds of the Tomwood loan for the sole purpose of manufacturing and/or purchasing, and installing, minibar type products, and performing the logistics required in connection with these activities, including run-in of new installations and debugging of new installations. Until September 29, 2013, Tomwood shall have the right to convert all or any part of the principal sum of its loan to HOMI Industries into shares of the common stock of Hotel Outsource Management International, INC. For a conversion occurring no later than September 29, 2012, the conversion will be at a price per share of 6 cents, for a maximum of 33,333,333 shares (if the entire loan is converted during that period). For a conversion occurring between September 29, 2012 and September 29, 2013, the conversion will be at a price per share of 8 cents, for a maximum of 25,000,000 shares (if the entire loan is converted during that period).  As security and collateral for repayment of the Loan, HOMI Industries will take all action necessary on its part to encumber the minibars purchased with the loan by registering a first degree lien over such minibars.

Subsequent Events

N/A

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of 26% in 2009 25% in 2010 and gradually will be reduced to18% in 2016 and thereafter.  HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate.  The Australia subsidiary is subject to 30% corporate tax rate.

As of December 31, 2010 HOMI Inc. had approximately $   497,000 net operating loss carryforwards

As of December 31, 2010 HOMI Israel Ltd., a subsidiary in Israel, had approximately $1,092,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2010 HOMI Industries Ltd., a subsidiary in Israel, had approximately $1,086,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2010, HOMI USA had approximately $ 2,640,000 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2010 the subsidiary in Australia had net operating loss carryforwards of $360,000

As of December 31, 2010 the subsidiary in France had net operating loss carryforwards of $82,000.

As of December 31, 2010 the subsidiary in the United Kingdom had net operating loss carryforwards of $438,000.

As of December 31, 2010 the subsidiary in Europe (HOMI Europe Sarl) had net operating loss carryforwards of $ 667,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F3-F4

Consolidated Statements of Operations	F5

Consolidated Statement of Changes in Shareholders' Equity	F6

Consolidated Statements of Cash Flows	F7-F8

Notes to the Consolidated Financial Statements	F9-F28

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Hotel Outsource Management International, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Barzily & Co.
Jerusalem, Israel
22 March, 2011

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,
	Note	2010	2009

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		708	194
Short-term bank deposits		64	58
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2010 and 2009)		448	583
Other accounts receivable	3	306	131
Inventories		299	297

TOTAL CURRENT ASSETS		1,825	1,263

LONG-TERM RECEIVABLES	14	139	-

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		4,122	5,503
Other property and equipment		47	93

		4,169	5,596

OTHER ASSETS:	5

Deferred expenses, net		27	47
Intangible assets		50	53

TOTAL OTHER ASSETS		77	100

TOTAL ASSETS		6,210	6,959

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,
	Note	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Short term bank credit		-	5
Current maturities of long term loans from related parties	6	93	32
Current maturities of convertible notes	7	74	256
Current maturities of long-term loans from others	8	184	151
Trade payables		508	691
Accrued expenses and other current liabilities	9	351	291

TOTAL CURRENT LIABILITIES		1,210	1,426

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	6	811	174
Convertible notes, net of current maturities	7	-	23
Long-term loans from others, net of current maturities	8	1,518	686
Accrued severance pay, net		49	*25
Deferred taxes	15	-	13

TOTAL LONG-TERM LIABILITIES		2,378	921

COMMITMENTS, CONTINGENT LIABILITIES AND LIENS	10

SHAREHOLDERS' EQUITY:	11

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2010 and 2009;		-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of December 31, 2010 and as of December 31, 2009.		89	89
Additional paid-in capital		10,185	10,185
Accumulated other comprehensive income		63	149
Accumulated deficit		(7,715)	(5,811)

TOTAL SHAREHOLDERS' EQUITY		2,622	4,612

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		6,210	6,959

The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2010	2009

Revenues	12	3,201	3,651

Cost of revenues:

Depreciation		(688)	(774)

Other		(1,759)	(2,062)

Gross profit		754	815

Operating expenses:

Research and development		(128)	(116)

Selling and marketing		(196)	(261)

General and administrative		(1,734)	(1,983)

Operating loss		(1,304)	(1,545)

Interest and foreign currency translation income (expenses), net	13	(251)	72

Other expenses	14	(351)	(105)

Loss before taxes on income		(1,906)	(1,578)

Benefit from income taxes	15	2	17

Net loss		(1,904)	(1,561)

Basic and diluted net loss per share		(0.021)	(0.021)

Weighted average number of shares used in computing basic and diluted net loss per share		89,453,364	73,873,635

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Other Comprehensive loss	Total
Balance as of December 31, 2008	41,122,078	41	8,048	238	(4,250)		4,077
Issuance of shares (see also Note 11)	48,331,286	48	2,137				2,185
Foreign currency translation adjustments	-	-	-	(89)	-	(89)	(89)
Net loss for the year	-	-	-	-	(1,561)	(1,561)	(1,561)

Total comprehensive loss						(1,650)

Balance as of December 31, 2009	89,453,364	89	10,185	149	(5,811)		4,612
Foreign currency translation adjustments	-	-	-	(86)	-	(86)	(86)
Net loss for the year	-	-	-	-	(1,904)	(1,904)	(1,904)

Total comprehensive loss						(1,990)

Balance as of December 31, 2010	89,453,364	89	10,185	63	(7,715)		2,622

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,904)	(1,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss (gain)	256	(7)
Depreciation and amortization	735	817
Increase in accrued severance pay, net	24	8
Interest and linkage differences in regard to shareholders and subsidiaries	11	(235)
Loss from sale of previously consolidated subsidiaries and other expenses	85	73
Provision for deferred income taxes	-	(12)
Changes in assets and liabilities:
Increase in inventories	(43)	(52)
Decrease in trade receivables	21	109
Increase (decrease) in related parties	2	(26)
Decrease in other accounts receivable	6	110
Increase (decrease) in trade payables	(117)	102
Increase in accrued expenses and other current liabilities	69	40

Net cash used in operating activities	(855)	(634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	510	195
Purchases and production of property and equipment	(545)	(1,750)
Proceeds from sales of property and equipment	124	212
Short-term bank deposits, net	(6)	(31)
Acquisition of intangibles	-	(9)

Net cash provided by (used in) investing activities	83	(1,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans from others, net	660	63
Proceeds from long-term loans from related parties, net	654	-
Short-term bank credits	(5)	1
Share issuance net of issuance expenses	-	1,365

Net cash provided by financing activities	1,309	1,429

Effect of exchange rate changes on cash and cash equivalents	(23)	12
Increase (decrease) in cash and cash equivalents	514	(576)
Cash and cash equivalents at the beginning of the year	194	770
Cash and cash equivalents at the end of the year	708	194

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2010	2009
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	170	198

Receivables in regard to property and equipment	277	-

Cash paid during the year for interest	164	95

Cash refunded during the period for income taxes	-	(4)

Conversion of shareholders' loans to equity	-	820

Appendix B -
Proceeds from sale of a previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	129	34
Property and equipment	551	213
Intangible assets	-	27
Capital Reserve	-	(22)
Receivables from sale of previously consolidated subsidiaries	(85)	-
Capital loss from sale of a previously consolidated subsidiaries	(85)	(57)
	510	195

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                 GENERAL

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as identified in Note 2c below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company".

HOMI's common stock has been listed on the Over-the-Counter Bulletin Board since February      2004 under the symbol "HOUM.OB."

b.
During 2006, the Company commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336 (the "System"), a novel, computerized minibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production.

c.
Commencing 2009, HOMI has begun to implement a new business model.  Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to beinstalled in various hotels to third parties. HOMI shall manage and operate these minibars for anagreed upon management fee and profit sharing agreements.

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

As a result of the abovementioned, HOMI had a loss of $57 that is recorded in other expenses.

e.
During March to June, 2010, HOMI Industries and Best Bar Services Ltd. ("Best Bar"), began to implement the cooperation pursuant to the Memorandum of Understanding they entered into as of 23 September 2009 ("the MOU”), with a partial test installation of Best Bar’s Open Display, Open Access Computerized Minibars, in one Hotel in Israel. Following this test, HOMI has included the Best Bar minibar in its catalogue of minibars, represented as the “HOMI® 232” model. Since then, HOMI has signed agreements with several Hotels for installation of the HOMI® 232. As of December 31, 2010, these minibars were not yet operated.

Pursuant to the MOU, the agreed price of each HOMI® 232 is $ 350, but HOMI will purchase the HOMI® 232 from Best Bar for half that price, namely, $ 175. HOMI then shares its operating profits from HOMI® 232 installations, with Best Bar (operating profits are computed as HOMI’s collection from the hotels, less cost of goods, labor and 8% of the collection as a HOMI management fee), with 60% being retained by HOMI and  40% being paid to Best Bar.
In the event of a direct sale of HOMI® 232 Minibars, by HOMI, to hotels or distributers, $350 from the revenues of such sale will be paid to Best Bar as the purchase price of the minibar and the remaining margin will be split 60% to HOMI and 40% to Best Bar.
Pursuant to the MOU HOMI Industries agreed to cooperate with Best Bar in order to register a fixed charge, in Best Bar’s favor, over HOMI® 232 minibars that will be operated by HOMI, to secure HOMI obligations to Best Bar  up to an amount of $ 175  per minibar.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                 GENERAL (cont.)

f.
On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI, entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr. Geoffrey Wolf, who was one of the registered and beneficial owners of the HOMI shares.

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

The total purchase price to be paid by Clevo, for the shares and for the assignment of the shareholder loans, is $525, on a "no cash, no debt" basis. An amount still due, for assets, net, $85, is presented in other receivables. In the context of this transaction, HOMI – Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a loss of $85, which is among the Other Expenses.

HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. were until the above transaction, wholly owned subsidiaries of HOMI Europe, which managed and operated minibar systems in one hotel in Germany, one hotel in Italy and three hotels in Malta

g.	At December 31, 2010, the Company had $ 772 in cash, including short term deposits.
The Company continues to incur losses ($ 1,904 in 2010) and has a negative cashflow from operations amounting to approximately $ 855 in 2010.
In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.
The Company's preferred method is the new business model, described in item c. above.
On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”), a third party company. Pursuant to this agreement, HOMI Industries will receive $ 2,000. See also Note 8c (3).
As of 31 December 2010, the company received $ 1,000 out of the $ 2,000 mentioned above.
Management believes that the above mentioned loan and continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

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

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

c.	Principles of consolidation and number of minibars:

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.12.2010	31.12.2009
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (4)	Israel	4,667	4,429
HOMI USA, Inc. and HOMI Canada, Inc. (3)	U.S.A. and Canada	3,941	3,360
HOMI Europe SARL (2) (3)	ROW	776	2,712
		9,384	10,501

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

            As of December 31, 2010 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	ROW	Total
Number of minibars	1,244	1,379	776	3,399

(2)	Through subsidiaries in France and the U.K (including a branch in Spain). Until January 1, 2010, including Australia (565 minibars); until April 2010, including Italy and Germany (1,371 minibars).

(3)	Not including 276 units of HOMI 232 shared operated Minibars in France and 246 units in U.S.A. installed at 2010, but not yet operated. See Note 1e.

In 2010, 330 Minibars were removed from one hotel in Israel and were dismantled.
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

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow moving items. Cost is determined using the "first-in, first-out" method. Inventories are composed of the food products.

g.	Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Minibars and production equipment	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7

h.	Other assets:

1.	Intangible assets -
Intellectual properties registered in several countries worldwide are capitalized and are amortized over the life span of the asset (twenty years).

2.	Deferred expenses represent loan acquisition costs arising from the other long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006.
See Notes 7 and 8c (1).

i.	Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2010, management believes that all of the Company’s long-lived assets are recoverable.

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

The Company’s payment terms are normally net 15 to 30 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2010 and 2009.

k.	Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred.
Costs and acquisitions related to pre-production, production support, tools and molds, are charged to property and equipment.

l.	Income taxes:

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

m.	Severance pay:

The Company's liability for severance pay is calculated pursuant to the local law applicable in certain countries where the Company operates.

n.	Concentrations of Credit Risk and Fair Value of Financial Instruments:

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. The majority of the Company's cash and cash equivalents are invested in interest bearing NIS and U.S. dollar-linked instruments with major Israeli, U.S. bank.

Management believes that, minimal credit risk exists with respect to these investments. Trade receivables potentially expose the company to credit risk.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

o.	Basic and Diluted Net Income (Loss) per Share:

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  There were no dilutive common equivalent shares outstanding at anytime during the year ended December 31, 2010 and 2009; accordingly basic and diluted net income (loss) per share are identical for both years.

p.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.
Exchange rates:

	December 31,
	2010	2009
New Israeli Shekel (NIS)	$ 0.282	$ 0.265
Euro (EU)	$ 1.335	$ 1.442
Australian Dollar (AU$)	$ 1.018	$ 0.900
Pound Sterling (GBP)	$ 1.548	$ 1.619

	Year Ended December 31,
Increase (Decrease) in Rate of Exchange:	2010	2009
NIS	6.4%	0.7%
EU	(7.4%)	3.5%
AU$	13.1%	31.2%
GBP	(4.4%)	10.1%

q.	Advertising Costs:

Advertising costs are charged to the statements of operations as incurred.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

r.	Implementation of new accounting Standards:

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), "Fair Value Measurement and Disclosures," which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted. The adoption did not have an effect on the company's consolidated financial statements.

In February 2010, the FASB issued ASC No. 2010-09 "Amendments to Certain Recognition and Disclosure Requirements," which alters the original guidance in ASC 855 so as to require a reporting entity to evaluate subsequent events through the date that the financial statements are issued if the entity files with or furnishes financial statements to the SEC and eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This requirement also applies to certain "conduit bond obligors." The update also amends ASC 855 so as to require all other reporting entities to evaluate subsequent events through the date that the financial statements are available to be issued. The amendments are effective upon issuance, except for the provisions regarding the use of the issued date by conduit bond obligors, which will take effect for interim and annual reporting periods ending after June 15, 2010.
The adoption did not have an effect on the company's consolidated financial statements.

In July 2010, the FASB issued an update to ASC 310, "Receivables," that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity's allowance for credit losses and the credit quality of its financial receivables. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In January 2011, the FASB issued an additional update to ASC 310 which temporarily delayed the effective date of the disclosures in regard to troubled debt restructuring abovementioned. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-                  OTHER ACCOUNTS RECEIVABLE

	December 31,
	2010	2009
Prepayment and others	164	72
Receivables in regard to property and equipment (see Note 14 a)	138	-
Government authorities	4	59
	306	131

NOTE 4:-                  PROPERTY AND EQUIPMENT, NET

	December 31,
	2010	2009
Cost:
Minibars	6,299	7,754
Production equipment and parts	729	881
Computers and electronic equipment	101	101
Office furniture, equipment and other	51	81
	7,180	8,817

Accumulated depreciation:
Minibars	2,712	3,052
Production equipment and parts	194	80
Computers and electronic equipment	79	44
Office furniture, equipment and other	26	45
	3,011	3,221

Depreciated cost	4,169	5,596

a.	Depreciation expenses amounted to $ 714 and $ 798 for the years ended December 31, 2010 and 2009, respectively.
b.	Balance includes minibars at depreciated cost of $ 128, identified against a loan based on a refinancing agreement, see also Note 8c (2).
c.	As for liens, see Note 10c.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 5:-                  OTHER ASSETS

	December 31,
	2010	2009
a. Intangible assets-
Intellectual property (Net of accumulated amortization of $5 and $3 of December 31, 2010 and 2009, respectively) (1)	50	53

b. Deferred expenses -
Cost	116	116
Accumulated amortization (2)	(89)	(69)
	27	47

	77	100

(1)	See Note 2h.
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years (see note 8c (1)).
  Deferred expenses in regard to the private offering are amortized over the period of the note (see Note 7).

NOTE 6:-                 LOANS FROM RELATED PARTIES

a.	Composed as follows:

	December 31,
	2010	2009
Long- term liability (see c-e below)	811	174
Current maturities of long- term liability	93	32
	904	206

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	93
2012	304
2013	310
2014	109
2015 and thereafter	88
904

c.	On January 28, 2010, HOMI entered into two loan agreements with related parties as follows:

Pursuant to a loan agreement with a related company, which is a company owned by HOMI’s Chairman, the related party loaned HOMI NIS 1,125 (approximately $ 300 when received). The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum. The loan is for a period of four years, with quarterly repayments. The first two years will be grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of 8 cents during the first year and 12 cents during the second year.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 6:-                 LOANS FROM RELATED PARTIES (cont.)

Pursuant to another loan agreement, HOMI’s President loaned HOMI $ 100. The loan bears interest at a rate of 8% per annum .The loan is for a period of four years, with quarterly repayments. The first two years will be a grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of 8 cents during the first year and 12 cents during the second year.

d.
On February 18, 2010, HOMI Industries Ltd, ("HOMI Industries") a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of $ 140.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in lender's favor computerized minibar systems, including 280 HOMI® computerized minibars, a central unit and a  license to HOMI® software, which HOMI’s affiliate installed during April to June 2010 at the Wyndham Hotel in New York, USA and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

e.
On June 14, 2010, HOMI Industries entered into a second loan agreement with the above mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671 (approximately $ 173 when received) for the installation of 363 HOMI 330 minibars in a Hotel in Israel.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in lender's favor computerized minibar systems, including 363 HOMI 330 ® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed during September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for the Hotel under outsource operation agreement  which HOMI’s affiliate signed with the hotel.

Repayments of the loans mentioned in d. and e. above, computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

NOTE 7:-                 CONVERTIBLE NOTES

a.	Composed as follows	December 31,
		2010	2009
	Long-term liability	-	23
	Current maturities of long-term liability	74	256
		74	279

b.
During the years 2006 and 2007, HOMI raised $ 494 through the issuance of notes. The notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion price ranging between 50 cents and 80 cents per share, depending on the conversion dates.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:-                 CONVERTIBLE NOTES (cont.)

Interest on the notes is due and payable on a quarterly basis commencing March 2007. Principal is repaid in eight equal quarterly installments commencing December 2008. The principal repaid in 2010 and 2009 was $ 205 and $ 219, respectively.

NOTE 8:-                 LONG-TERM LOANS FROM OTHERS

a.	Composed as follows:

	December 31,
	2010	2009
Long -term liability (see c below)	1,518	686
Current maturities of long- term liability	184	151
	1,702	837

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	184
2012	190
2013	462
2014	595
2015	271
1,702

c.
(1)In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2010 and 2009 amounted to approximately $549 and $669, respectively.

(2)HOMI Industries Ltd (“HOMI Industries”), which is a wholly owned subsidiary, entered into two loan agreements with Moise Laurent Elkrief and Sonia Elkrief (“Elkrief”).
The two agreements were signed on November 12, 2009, and October 25, 2009 respectively. Pursuant to these agreements, Elkrief lent HOMI Industries $88.5 and $83 (the “Loans”).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE   8:-                      LONG-TERM LOANS FROM OTHERS (cont.)

As security and collateral for repayment of the Loans, HOMI Industries will encumber in Elkrief’s favor computerized minibar systems, including 177 and 166 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s Affiliates installed in January 2010 at the Strand Hotel in New York, USA, and in the Leonardo Ramat Hahayal Hotel, in Tel Aviv, Israel, respectively and operate for the Hotels under outsource operation agreements which HOMI’s Affiliates signed with the hotels.
Loans repayment will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan Agreements.

(3)On October 5, 2010, HOMI Industries Ltd. signed a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”). Pursuant to this agreement, Tomwood shall loan to HOMI Industries $2,000. This loan will be made available to HOMI Industries in four, equal installments of $500 each. The first installment was received on October 3, 2010 the second installment was received on December 26, 2010. The next installments are due to be received on April 1, 2011 and July 1, 2011. These dates may be postponed by written notice of HOMI Industries.

The Tomwood loan bears interest at a rate of 10% per annum, to be paid quarterly, starting one quarter after the first installment of the loan.

HOMI Industries will repay this loan in eight consecutive, quarterly payments, commencing as of September 30, 2013 and ending on June 30, 2015.

HOMI Industries will use the proceeds of the Tomwood loan for the sole purpose of manufacturing and/or purchasing, and installing, minibar type products, and performing the logistics required in connection with these activities, including run-in of new installations and debugging of new installations.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 9:-                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2010	2009
Accrued expenses	134	118
Employees and payroll accruals	154	121
Government authorities and others	51	46
Related parties	12	-
Other	-	6
	351	291

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES AND LIENS

a.	HOMI and its affiliates have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms.

HOMI and its affiliates own most of these minibars. Several hotels have a contractual purchase option granted which enables them to purchase the minibars at a price which results in a profit for the Company, and the agreement with the hotel is then terminated. To date, no hotel has exercised such an option.

b.
On December 8, 2009, HOMI Israel Ltd. was served with a lawsuit filed by a former employee with the Regional Labor Court of Tel-Aviv (the “Lawsuit”). HOMI Israel Ltd. was the only defendant in the Lawsuit. The former employee had been employed by HOMI Israel Ltd. in the position of VP Operations, between June 2008 and May 2009, following which he had been dismissed by HOMI Israel Ltd.  In the Lawsuit, the former employee claims to be entitled to wages and benefits over and above what he received from HOMI Israel. The former employee's total claim was for NIS 195 (approx. $53), exclusive of interest and fines for payment in arrears. HOMI Israel Ltd. filed a Statement of Defense on 25 January 2010. Following mediation and with the encouragement of the court, the parties entered into a compromise settlement, pursuant to which ,on September 2010, HOMI Israel paid the former employee the sum of NIS 30 (approx. $ 8).

c.
HOMI Industries has registered fixed charges over certain of its assets, including certain minibars and the rights to receivables generated by such minibars , in favor of  third parties, as security for loans which were given to HOMI by such third parties, or to secure profit sharing payments which HOMI undertook to pay to such parties.. Total liabilities secured by these fixed charges as of December 31, 2010 and 2009 are in the amount of approximately $ 1,000 and $ 669, respectively. See Notes 1e, 8c, 6d. and 6e.

d.	Rent expenses -

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.
In addition, the Company’s U.S. counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES AND LIENS (cont.)

In addition, the Company rents space under various month to month arrangements for certain facilities. In September 2008, the Company began renting office space in Herzliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel and HOMI Industries. In October 2010 the company relocated its offices to another location in Herzliya. During the years ended December 31, 2010 and 2009, rent expenses were $74 and $118, respectively.

Rent commitments:
Future minimum lease commitments under non-cancelable operating leases are as follows:

First year	37
Second year	37
Third year	28
Total	102

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

f.
HOMI Industries subsequently entered into exclusive license agreements with HOMI Europe S.A.R.L. (for the territory of Europe), HOMI USA, Inc. (for the United States and Canada) and HOMI Israel Ltd. (for Israel). HOMI Europe (S.A.R.L.) granted a sub-license to HOMI UK Limited (for the United Kingdom, Spain and Ireland), and HOMI USA, Inc. granted a sub-license to HOMI Canada, Inc. (for Canada).  All of the aforementioned companies are subsidiaries of HOMI.

g.    On September 4, 2009, HOMI Industries Ltd (“Industries”), a wholly owned subsidiary of HOMI, entered into an Exclusive Distribution Agreement with Hotek Security B.V. (the “Agreement” and “Hotek”, respectively). Pursuant to the Agreement, Industries appointed Hotek as the exclusive distributor for resale of HOMI® products (the HOMI® 330 and the HOMI® 232) in the Netherlands and Belgium. During year 2010 Hotek purchased a quantity of 110 Minibars and intends to expand this business in 2011.

On November 16, 2010, Industries entered into an Exclusive Distribution Agreement with KCP Ltd (the “Agreement” and “KCP”, respectively).

Pursuant to the Agreement, Industries appointed KCP as the exclusive distributor for resale of HOMI® products (the HOMI® 330 and the HOMI® 232) in Great Britain and Ireland.

These agreements contain other commercial terms and provisions, of a kind customarilyfound in exclusive distribution agreements of this type.

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

Additional information in regard to issue of shares:
In February 2009, HOMI completed a subscription rights offering. HOMI raised an amount of $1,396 net of issuance expenses, part by conversion of loans from shareholders and part by an additional mobilization of capital. In consideration, HOMI issued 28,331,286 common stock shares at 5 cents per share in dollars.

In August 2009 the Company raised a total of $ 800 through new subscriptions and the conversion of shareholder loans and issued 20,000,000 shares of common stock at 4 cents per share in dollars.

NOTE 12:-                      CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Relation Information" ("SFAS No. 131").

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2010	2009

Customer A	12.7%	10.3%
Customer B	8.8%	7.7%
Customer C	8.5%	7.6%
Customer D	7%	7.3%
Customer E	5%	6.8%
Customer F	5%	6.1%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2010	2009

Israel	55%	40%
USA	35%	27%
ROW	10%	33%
Total	100%	100%

c.
As of December 31, 2010, $ 3,170 of the consolidated long-lived assets were located in Israel;        $ 934 in the USA; and $ 65 in ROW. As of December 31, 2009, $ 3,169 of the consolidated long-lived assets were located in Israel; $ 1,217 in the USA; and $1,210 in ROW.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 13:                      INEREST AND FOREIGN CURRENCY TRANLATION INCOME (EXPENSES), NET

	Year ended December 31,
	2010	2009

Interest on long-term loans (1)	(185)	(126)
Linkage difference and others, net	(66)	198
	(251)	72
(1) As for financial expenses to shareholders, see Note 16a.

NOTE 14:-                      OTHER EXPENSES

	Year ended December 31,
	2010	2009
Dismantling of Minibars (see Note 2c(4))	(134)	-
Capital loss (a)	(126)	-
Capital loss from selling the activity in Germany and Italy (see Note 1f)	(85)	-
Others	(6)	(10)
Loss from selling of HOMI SA(see Note 1d)	-	(57)
Expenses incurred from partial termination of activity in Germany	-	(38)
	(351)	(105)

(a)
Homi Australia ceased operating the Minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the Minibars installed to the hotel, for up to AUD 435 (approx. $ 396). The amount will be repaid over maximum of 50 monthly payments which will be based on the monthly performance of the hotel as detailed in the agreement. Title in the System shall immediately pass to Hilton, after those repayments, for the nominal price of one AUD.

The balance of the debt is presented in the financial statements part at other accounts receivable and part at long term receivables.

NOTE 15:-                      TAXES ON INCOME

a.	Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 25% in 2010, 24% in 2011 and gradually will be reduced to 18% in 2016 and thereafter.
The subsidiary in the USA is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate. The subsidiary in Australia is subject to 30% corporate tax rate.

b.
The subsidiary in the USA is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $ 50 taxable income the rate is 15%. In addition, a 9.3% California state tax is applicable.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:-                      TAXES ON INCOME (cont.)

c.	As of December 31, 2010, loss carryforwards are approximately:

$
HOMI USA Inc. *	2,640
HOMI Israel Ltd.	1,092
HOMI Industries Ltd.	1,086
HOMI Europe SARL	667
HOMI Inc.	497
HOMI UK LTD.	438
HOMI Australia PTY.	360
HOMI France	82
6,862

*
Utilization of U.S. net operating losses may be subject to substantial annual limitation due to     the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization

d.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred Tax assets-Operating loss carryforwards	1,772	1,467
Deferred Tax Liabilities-Temporary differences in regard to expenses and property	(62)	(30)

Net deferred tax asset before valuation allowance	1,710	1,437
Valuation allowance	(1,710)	(1,450)

Net deferred tax	-	(13)

As of December 31, 2010, the Company had provided valuation allowances of $ 1,710 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities. The valuation allowance increase by approximately $260 during the year ended December 31, 2010 and decreased by approximately $ 167 during the year ended December 31, 2009.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 15:-                      TAXES ON INCOME (cont.)

e.	Composition of taxes on income:

	Year ended December 31,
	2010	2009
Current taxes	2	4
Deferred taxes	-	13
	2	17

f.	Breakdown of losses before taxes:

	Year Ended December 31,
	2010	2009
Israel	1,013	547
USA	417	676
ROW	476	355
	1,906	1,578

g.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

NOTE 16:-                      RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2010	2009
Directors' fees	16	20
Directors' liability insurance	24	22
Consulting and management fees	543	486
Interest Expense	54	12
	637	540

b.	As for balances and loans as of December 31, 2010 and 2009 - see Note 6 and Note 9.

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

During the year ending December 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2010, management had performed the examination with regard to all of HOMI’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2010, management has examined all of HOMI’s material subsidiaries, and has concluded that all internal controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2010 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Daniel Cohen	55	President, Director

Jacob Ronnel	54	CEO, CFO, Director

Ariel Almog	43	COO, Director

Avraham Bahry	65	Chairman

Kalman Huber	65	Director

Yoav Ronen	51	Director

Biographies

Avraham Bahry, 65 has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Daniel Cohen, 55, was appointed President of HOMI in August 2008 and was elected to the Board of Directors on November 20, 2008. Mr. Cohen has been a consultant to HOMI since September 2007... Mr. Cohen created a number of highly successful businesses including DAC Systemes (exclusive distributor in France Lebanon, Mauritius and Israel) for Micros Systems - world leaders in hospitality management, and eventually selling to Micros in 1995 From 1997 to 2005, Mr. Cohen served as Chairman, President and Chief Executive Officer of Bartech Systems International, Inc., a U.S. corporation which creates automated mini-bar solutions for the hotel industry. Mr. Cohen is a director of several small companies. From 1991 to 2000 ($40m to $300m), he was a director at Micros Systems Inc, like HOMI, a NASDAQ listed company. Mr. Cohen is a graduate of Ecole Hoteliere de Lausanne (International Institute of Hospitality Management) and is a graduate of the Advanced Management Program, INSEAD.

Jacob Ronnel, 54, has been Chief Executive Officer and a director of HOMI since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 43, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Kalman Huber, 65, was elected to HOMI's board of directors as of April 2009. Mr Huber has many years of experience in the hotel industry .Mr Huber served as Senior Vice President and CFO of the Sheraton Moriah chain in Israel, a chain comprised of the Sheraton hotels in Israel and the Moriah hotels, from 1999 to 2007.   Since 2007, Mr. Huber has been Senior Vice President and CFO of Azorim Tourism, which, in addition to the Sheraton Moriah hotels, included the Accor hotels in Israel. Before joining Sheraton Moriah, Mr Huber worked for many years at IBM where he served as Assistant General Manager and CFO, and Assistant General Manager Marketing and Sales in IBM Israel, as well as holding senior positions in finance at IBM’s European headquarters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No officers, directors and/or beneficial owners of 10% or more of HOMI’s common stock who were required by Section 16(a) of the Securities Exchange Act of 1934, to file certain reports during the period covered by this annual report.

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

ITEM. 11                      EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel (1)
Chief Executive Officer,	2009	142,727							142,727
Chief Financial Officer	2010	166,365							166,365

Daniel Cohen	2009	141,763							141,673
President	2010	162,233							162,233

Linor Labandter	2009	21,100							21,100
CFO (2)	2010	N/A							N/A

Ariel Almog	2009	202,192							202,192
COO (3)	2010	214,118							214,118

(1)	Mr. Ronnel served as President of HOMI until August 2008. He remains CEO of HOMI. Mr. Ronnel was appointed CFO of HOMI on March 26, 2009.
(2)
Ms. Labandter was appointed Chief Financial Officer in May 2007 and was an employee of HOMI Israel Ltd. Her salary was paid by HOMI Israel Ltd. On November 10, 2008, Ms. Labandter tendered her resignation, effective February 15, 2009.

(3)	Mr. Almog's entire salary was paid by HOMI USA, Inc.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avraham Bahry	$ 4,000						$ 4,000
Jacob Ronnel*
Ariel Almog*
Kalman Huber	$ 6,500						$ 6,500
Jacob Faigenbaum**	$ 2,000						$ 2,000
Yoav Ronen	$ 4,500						$ 4,500
* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.
** On September 21, 2010, HOMI received the resignation of Jacob Faigenbaum as a director of HOMI dated September 10, 2010.  The resignation took effect   November 10, 2010.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of  March 15, 2011, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:
•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned (1)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	7,141,434	7.98%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	10,917,501	12.20%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,826,351	3.16%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	10,271,283	11.48%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	26,565	0.03%

Kalman Huber 17, Levy Eshkol St. Tel Aviv, Israel	0	0%

All officers and directors as a group (6 people) (1)	31,183,134	34.86%

(1)	Based on total of 89,453,364 shares outstanding as of March 15, 2011.

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

On June 14, 2010, HOMI Industries entered into a second loan agreement with Ilan Bahry, Amir Schechtman and Oded Yeoshoua , pursuant to which HOMI Industries received a loan equivalent to 671 NIS representing $ 173,000 received in June 2010, for the installation of 363 HOMI ® 330 minibars in a hotel in Israel. As security and collateral for repayment of this loan, HOMI Industries will cause its affiliate, HOMI Israel, LTD. which is also a wholly owned subsidiary of HOMI, to encumber in the lender’s favor computerized minibar systems, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed in September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for that hotel under an outsource operation agreement which HOMI’s affiliate signed with that hotel.

Loans repayments for these related party loans will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

During the years ended December 31, 2010, HOMI incurred various related party expenses for the following::

Description	2010
Directors’ fees and liability insurance	$40,117
Consulting fees	$542,716
Interest Payments	$53,751
Totals	$636,584

Director Independence

Our current Board members consist of Daniel Cohen, Avraham Bahry, Jacob Ronnel, Ariel Almog, Yoav Ronen, and Kalman Huber. The Board has determined that Messrs. Ronen and Huber are independent applying the definition of independence under the listing standards of the American Stock Exchange. Messrs. Cohen, Bahry, Ronnel and Almog are not independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2010 for professional services rendered by Barzily & Company for the audit of the December 31, 2009 and 2010 financial statements approximated $ $ 89,000 and $83,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2009and 2010, we paid $ 53,000 and $29,000 respectively,. for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2009 and 2010 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2009 and 2010, we paid $4,000 and $29,000, respectively, for other products and services.

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

PART IV.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement ((1) 3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1)(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1)(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008 1)(11)
10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1)(12)
10.25	Employment Agreement between HOMI Israel and Jacob Ronnel(13)
10.26	Employment Agreement between HOMI Israel and Daniel Cohen (14)
10.27	Loan Agreement between HOMI and Daniel Cohen dated April 17, 2009 (15)
10.28	Loan Agreement between HOMI and Avraham Bahry dated May 12, 2009 (16)
10.29	Loan Agreement between HOMI and Jacob Ronnel, Ariel Almog and William and Pai-wen Buckley dated June 23, 2009 (17)
10.30	Agreement between HOMI and subsidiaries dated June 30, 2009 (18)
10.31	Agreement between HOMI Israel and Globetrip Ltd. dated July 20, 2009 (19)
10.32	Agreements between HOMI and Avraham Bahry, and HOMI and Daniel Cohen dated August 3, 2009 (20)
10.33	Agreement between HOMI and Dry Tongues Ltd dated October 12, 2009 (21)
10.34	Loan Agreements between HOMI Industries Ltd. And Moise Laurent Elkrief and Sonia Elkrief dated November 12, 2009 (22)
10.35	Loan Agreements between HOMI Israel and Bahry Business & Finance (1994) Ltd, and HOMI and Daniel Cohen dated January 28, 2010 (23)
10.36	Loan Agreement between HOMI Israel and Ilan Bahry, Amir Schechtman and Oded Yeoshoua dated February 24, 2010 (24)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel and Daniel Cohen pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
___________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008.

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

(13)	Incorporated by reference from Form 8-K filed January 28, 2009

(14)	Incorporated by reference from Form 8-K filed February 5, 2009

(15)	Incorporated by reference from Form 8-K filed April 21, 2009

(16)	Incorporated by reference from Form 8-K filed May 15, 2009

(17)	Incorporated by reference from Form 8-K filed June 25, 2009

(18)	Incorporated by reference from Form 8-K filed June 7, 2009

(19)	Incorporated by reference from Form 8-K filed July 29, 2009

(20)	Incorporated by reference from Form 8-K filed August 7, 2009

(21)	Incorporated by reference from Form 8-K filed October 14, 2009

(22)	Incorporated by reference from Form 8-K filed November 17, 2009

(23)	Incorporated by reference from Form 8-K filed February 2, 2010

(24)	Incorporated by reference from Form 8-K filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: March 30, 2011	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Principal Executive Officer, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Dated:	March 30, 2011	Dated:	March 30, 2011

	/s/ Ariel Almot		/s/ Avraham Bahry
	Ariel Almog, Director		Avraham Bahry, Director
Dated:	March 30, 2011	Dated:	March 30, 2011

/s/ Yoav Ronen
	Yoav Ronen, Director		Kalman Huber, Director
Dated:	March 30, 2011	Dated: