Form 10-Q
period 2011-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2011-05-13
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

89,453,364 as of March 31, 2011

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2011

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2011 and December 31, 2010	F2-3

Statements of Operations -
Three months ended March 31, 2011 and 2010	F4

Statements of Cash Flows -
Three months ended March 31, 2011 and 2010	F5-6

Notes to Financial Statements	F7-12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of March 31	As of December 31,
	2011	2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	695	708
Short-term bank deposits	60	64
Trade receivables (net of allowance for doubtful accounts of $ zero as of March 31, 2011 and December 31,2010)	420	448
Other accounts receivable	331	306
Inventories	336	299

TOTAL CURRENT ASSETS	1,842	1,825

LONG - TERM RECEIVABLES	106	139

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,154	4,122
Other property and equipment	26	47

TOTAL PROPERTY AND EQUIPMENT	4,180	4,169

OTHER ASSETS:

Deferred expenses, net	23	27
Intangible assets	49	50

TOTAL OTHER ASSETS	72	77

TOTAL	6,200	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of March 31	As of December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY	Unaudited	Audited

CURRENT LIABILITIES:

Current maturities of long term loans from related parties	99	93
Current maturities of convertible notes	10	74
Current maturities of long-term loans from others	205	184
Trade payables	562	508
Accrued expenses and other current liabilities	330	351

TOTAL CURRENT LIABILITIES	1,206	1,210

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	797	811
Long-term loans from others ,net of current maturities	1,973	1,518
Accrued severance pay, net	51	49

TOTAL LONG-TERM LIABILITIES	2,821	2,378

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2011 and December 31, 2010;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of March 31, 2011 and as of December 31, 2010.	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	57	63
Accumulated deficit	(8,158)	(7,715)

TOTAL SHAREHOLDERS' EQUITY	2,173	2,622

TOTAL	6,200	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2011	2010
	Unaudited

Revenues	710	* 709

Cost of revenues:

Depreciation	(166)	(197)

Other	(420)	(426)

Gross profit	124	86

Operating expenses:

Research and development	(26)	(36)

Selling and marketing	(94)	** (91)

General and administrative	(363)	** (430)

Operating loss	(359)	(471)

Financing expenses and foreign currency translation, net	(86)	(97)

Other income(expenses), net	3	* (132)

Loss before taxes on income	(442)	(700)

Benefit for income taxes	-	8

Net loss	(442)	(692)

Basic and diluted net loss per share	(0.0049)	(0.0077)

Number of shares used in computing basic and diluted net loss per share	89,453,364	89,453,364

The accompanying notes are an integral part of the consolidated financial statements.

*      Restated.
**   Reclassified.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,
	2011	2010
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(442)	(692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	204
Increase in accrued severance pay, net	2	10
Interest and linkage differences in regard to shareholders and subsidiaries	(13)	36
Provision for deferred income taxes	-	(12)
Capital loss	-	126
Changes in assets and liabilities:
Increase in inventories	(37)	(9)
Decrease in trade receivables	31	84
Increase (Decrease) in related parties	(3)	14
Decrease (increase) in other accounts receivable	(5)	7
Increase (Decrease) in trade payables	87	(168)
Increase (Decrease) in accounts payable and accrued expenses	(26)	77

Net cash used in operating activities	(229)	(323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	16	30
Purchases and production of property and equipment	(211)	(176)
Short-term bank deposits, net	3	(1)

Net cash used in investing activities	(192)	(147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from others	500	540
Payments of long-term loans to others	(88)	(76)
Payments of long- term loans to related parties	(19)	-
Short-term bank credits	-	(5)

Net cash provided by financing activities	393	459

Effect of exchange rate changes on cash and cash equivalents	15	(3)
Decrease in cash and cash equivalents	(13)	(14)
Cash and cash equivalents at the beginning of the period	708	194
Cash and cash equivalents at the end of the period	695	180

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Three Months Ended March 31,
	2011	2010
	Unaudited
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	34	92

Receivables in regard to property and equipment	261	342

Cash paid during the period for interest	73	20

Cash paid during the period for income taxes	-	1

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-                 NATURE OF OPERATIONS

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company".

HOMI's common stock has been listed on the Over-the-Counter Bulletin Board since February      2004 under the symbol "HOUM.OB." As of February 17, 2011, HOMI’s common stock has been listed on the OTCQB.

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

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI shall continue to manage and operate these minibars in return for a management fee and profit sharing arrangements.

d.
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

Pursuant to the MOU, the agreed price of each HOMI® 232 is $350, but HOMI purchases the HOMI® 232 from Best Bar for half that price, namely, $175. HOMI then shares its operating profits from HOMI® 232 installations, with Best Bar (operating profits are computed as HOMI’s collection from the hotels, less cost of goods, labor and 8% of the collection as a HOMI management fee), with 60% being retained by HOMI and  40% being paid to Best Bar.

In the event of a direct sale of HOMI® 232 Minibars, by HOMI, to hotels or distributers, $350 from the revenues of such sale will be paid to Best Bar as the purchase price of the minibar and the remaining margin will be split 60% to HOMI and 40% to Best Bar.

Pursuant to the MOU, HOMI Industries agreed to cooperate with Best Bar in order to register a fixed charge, in Best Bar’s favor, over HOMI® 232 minibars that will be operated by HOMI, to secure HOMI obligations to Best Bar up to an amount of $175 per minibar.

The Company includes Best Bar's portion of the operating profit in its cost of revenues. See Note 2d.

e.
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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-                 NATURE OF OPERATIONS (con.)

The total purchase price for the shares and for the assignment of the shareholder loans, is $525, on a "no cash, no debt" basis. In the context of this transaction, HOMI – Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. An amount still due, for assets, net at the amount of $ 85, is presented in other accounts receivable.

f.
HOMI Australia, a subsidiary of HOMI, ceased operating the minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the minibars installed to the hotel, for up to AUD 435. The amount will be repaid over maximum of 50 monthly payments which will be based on the monthly performance of the hotel as detailed in the agreement. Title in the System shall immediately pass to Hilton, after those repayments, for the nominal price of one AUD.

The balance of the debt is presented in the financial statements part at other accounts receivable and part at long term receivables.

g.	As of March 31, 2011, the Company had $755 in cash, including short term deposits.
The Company continues to incur losses ($442 in the three months ended March 31, 2011).

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the new business model, described in item c. above.

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company, a third party company. Pursuant to this agreement, HOMI Industries will receive $2,000.

As of March 31, 2011, the company received $1,500 out of the $2,000 mentioned above. Management believes that the above mentioned loan and continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the company for the next twelve months.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

a.	Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company's Form 10-KSB filed March 30, 2011.

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

c.	Financial statements in U.S. dollars

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

d.	Principles of consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.03.2011	31.03.2010
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (3)	Israel	4,667	4,429
HOMI USA, Inc. and HOMI Canada, Inc. (4)	U.S.A. and Canada	4,187	3,661
HOMI Europe SARL (2)	Europe	776	2,147
		9,630	10,237

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of March 31, 2011 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,490	1,379	776	3,645

(2)	Through subsidiaries in France and the U.K (including a branch in Spain). Until April 2010, including Italy and Germany (1,371 minibars).

Not including 276 units of HOMI® 232 shared operated minibars in France and 250 units in Spain not yet operated. See Note 1d.

(3)	Not including 825 units of HOMI® 232 shared operated minibars in Israel but not yet operated. See Note 1d.

(4)	Includes 246 units of HOMI® 232 shared operated minibars. See Note 1d.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

f.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.287	$ 0.282
Euro (EU)	$ 1.422	$ 1.335
Australian Dollar (AU$)	$ 1.034	$ 1.018
Pound Sterling (GBP)	$ 1.609	$ 1.548

	Three Months Ended March 31,
Increase (Decrease) in Rate of Exchange:	2011	2010
NIS	1.77%	(1.70) %
EU	6.50%	(6.76) %
AU$	1.57%	1.73%
GBP	3.94%	(6.68) %

g.	Restatement

The Company restated its financial statements for the three months ended March 31, 2010 in order to more accurately reflect the consequences of an agreement signed in Australia, as follows:

	Prior to Restatement	Change	After Restatement

Revenues	740	(31)	709

General and administrative expenses	*(449)	19	(430)

Other expenses	(6)	(126)	(132)

* Reclassified.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company incurred various related party expenses as follows:

	Three Months Ended March 31,
Description	2011	2010
	Unaudited

Directors' Fees and Liability Insurance	10	11
Consulting and Management Fees	148	133
Financial Expenses	18	9

Totals	176	153

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2011 and our results of operations for the three months ended March 31, 2010 and 2011. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2010 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenues from product sales derived from outsource activity under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable. Revenues from sales of minibars are recognized in compliance with the conditions designated in SAB No. 104, as mentioned above. Sales of minibars that are classified as refinancing arrangements are shown as long-term loans to be repaid in accordance with terms of the agreement as required in FAS 13 "Accounting for Leases".

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2011 and 2010.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2010 the Company’s balance sheet includes $4,169,000 of fixed assets, net.  As of March 31, 2011, our balance sheet included $4,180,000 of fixed assets net. The Company has completed its impairment test for the three months ended March 31, 2011 and has concluded that no impairment write-off is necessary.

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

Whether we are consulting to the hotel, or managing the entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.  Using these methods, we already manage many thousands of minibars for our customers, who are spread over five continents around the world. We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."  It is currently listed on the OTCQB Sheets.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010.

REVENUES

For the three months ended March 31, 2011 and 2010, HOMI had revenues of $710,000 and $709,000*, respectively, an increase of $1,000 or 0.1%. These revenues arise primarily from the sale of refreshments in the minibars.

For the three months ended March 31, 2011, our three largest customers accounted for approximately 30.65 % of our total revenues. During the same period of 2010, our three largest customers collectively accounted for 28.98 % of our total revenues.
*restated, see note 2G to the Financial Reports

GROSS PROFIT

Gross profit, before consideration of depreciation expense, increased from $ 283,000 for the three months ended March 31, 2010 to $ 290,000, for the three months ended March 31, 2011.  Gross profit margin, before consideration of depreciation expense, increased from 39.9 % to 40.8%.

Gross profit, after consideration of depreciation expense, increased from $86,000 for the three months ended March 31, 2010 to $ 124,000, for the three months ended March 31, 2011.  Gross profit margin decreased from 12.1 % to 17.5%.

The improvement in Gross Profit margin is mainly due to the fact that the new HOMI® minibars installed are earning increased revenue and profit.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2010 and 2011 were $ 426,000 and $420,000, respectively, a decrease of $ 6,000 or 1.4%.

Depreciation expense for the three months ended March 31, 2010 and 2011 approximated $ 197,000 and $166,000, respectively, a decrease of $31,000, or 4.4%.  As a percentage of revenues, depreciation expense decreased from 27.8 % to 23.4%. The decrease in depreciation expense is primarily due to the fact that the number of minibars we operate decreased in the first quarter of 2011 as compared to the first quarter of 2010.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2010 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the three months ended March 31, 2010 were $36,000, and $ 26,000 for the three months ended March 31, 2011.

OPERATING EXPENSES

General and Administrative expenses decreased from $  430,000 * for the three months ended March 31, 2010 to $ 363,000 for the three months ended March 31, 2011, or by  18.5%. As a percentage of revenues, general and administrative expenses decreased from 60.6 % to 51.1%.

This decrease is due to cost reduction and ongoing saving efforts in general and administrative expenses.

Selling and Marketing expenses increased from $ 91,000 for the three months ended March 31, 2010 to $94,000 for the three months ended March 31, 2011, or by 3.2%, primarily as a result of the marketing efforts.
*restated, see note 2G to the Financial Reports

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2010 we had financial expenses (net) of $ 97,000 and for the three months ending March 31, 2011, we had financial expenses (net) of $ 86,000.

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2010 and 2011 we had other expenses (income ) of $132,000 * and $(3,000), respectively.
*restated, see note 2G to the Financial Reports

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2010 and 2011 we had a net loss of $692,000 * and $442,000, respectively.
*restated, see note 2G to the Financial Reports

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2011 of $ 8,158,000. During the three months ended March 31, 2011, we had net loss of $442,000.

Our financing activities resulted in cash of approximately $393,000 during the three months ended March 31, 2011 during the three months ended March 31, 2011 we used cash in the amount of $229,000.

On March 31, 2011, we have long term liabilities of approximately $2,821,000 which are comprised of loans.

At March 31, 2011, the Company had $755,000 in cash, including short term deposits

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.  The Company's preferred method is the new business model, described in item c. above.

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company, a third party company. Pursuant to this agreement, HOMI Industries will receive $2,000,000.

As of March 31, 2011, the company received $1,500,000 out of the $2,000,000 mentioned above.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

To the best of our knowledge, as of the date hereof, there are no material pending or threatened legal proceedings to which HOMI or any of its subsidiaries is a party, or of which any of our property is subject.

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved].

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.        Description
31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 12, 2011	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: May 12, 2011	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)