Form 10-Q
period 2011-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2011-08-19
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  89,453,364 as of June 30, 2011.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2011 and our results of operations for the three months ended June 30, 2010 and 2011. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2010 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2011 and 2010.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2010 the Company’s balance sheet includes $4,169,000 of fixed assets, net.  As of June 30, 2011, our balance sheet included $4,158,000 of fixed assets net. The Company has completed its impairment test for the six months ended June 30, 2011 and has concluded that no impairment write-off is necessary.

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

Whether we are consulting for a hotel, or managing its entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.  Using these methods, we already manage thousands of minibars for our customers, who are spread over five continents around the world. We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various subsidiaries around the world, has been in place since 2001. Our common stock has been listed on the Over-the-Counter Bulletin Board or "OTC Bulletin Board" since February 2004 under the symbol "HOUM.OB."    It is currently listed on the OTCQB.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

REVENUES

For the three months ended June 30, 2011 and 2010, HOMI had revenues of $ 863,000 and $ 818,000*, respectively, an increase of $45,000 or 5.5%. These revenues arise primarily from the sale of refreshments in the minibars. This increase is mainly due to the additional minibars and computerized trays installed during this period.

For the three months ended June 30, 2011, our three largest customers accounted for approximately 29.44 % of our total revenues.  During the same period of 2010, our three largest customers collectively comprised 30.09 % of our total revenues.

*restated, see note 2H to the financial Reports

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $385,000* for the three months ended June 30, 2010 to $ 314,000.  For the three months ended June 30, 2011, gross profit before consideration of depreciation expense a decrease of $71,000. Comparing the three month periods ended June 30 2010 and 2011, gross profit margin, before consideration of depreciation expense, decreased from 47.07 % to 36.38%.

The installations of the HOMI232 mini bar and the associated computerized trays during the three months ended June 30, 2011 required additional costs that reduced the gross profit margin.

Gross profit, after consideration of depreciation expense, decreased from $214,000 for the three months ended June 30, 2010 to $ 150,000 for the three months ended June 30, 2011, a decrease of $64,000.  Gross profit margin decreased from 26.2 % to 17.4%, for the same reasons mentioned above.

 *restated, see note 2H to the Financial Reports

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2010 and 2011 were $ 433,000 and $ 549,000, respectively, an increase of $116,000 or 26.8%.  This increase in cost of revenues is due primarily to the increase of revenues.  In addition, the installations of the HOMI232 mini bar and the associated computerized trays during the three months ended June 30 2011, required additional costs that increased the cost of revenues.

Depreciation expense for the three months ended June 30, 2010 and 2011 approximated $171,000* and $164,000, respectively, a decrease of $7,000. As a percentage of revenues, depreciation expense decreased from 20.9 % to 19.0%. The decrease in depreciation expense is primarily due to the fact that the number of minibars we operate decreased in the second quarter of 2011 as compared to the second quarter of 2010.

*restated, see note 2H to the Financial Reports

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2010 and 2011, we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the three months ended June 30, 2010 were $17,000, and $24,000 for the three months ended June 30, 2011.

OPERATING EXPENSES

General and Administrative expenses were $398,000** for the three months ended June 30, 2010 and
$370,000 for the three months ended June 30, 2011. As a percentage of revenues, general and administrative expenses decreased from 48.7 % to 42.9%.  This decrease is due to cost reduction and ongoing saving efforts in general and administrative expenses.

Selling and Marketing expenses decreased from $ 90,000** for the three months ended June 30, 2010 to $ 82,000 for the three months ended June 30, 2011, or by 8.9%, primarily as a result of the reduction of marketing efforts.

** Reclassified

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2010 we had financial expense (net) of $49,000, and for the three months ending June 30, 2011, we had financial expense (net) of $ 97,000.

The increase is mainly due to the interest of the long term loans the company received.

OTHER INCOME (EXPENSES)

For the three months ended June 30, 2010 and 2011 we had other expenses (net) of $45,000* and $4,000, respectively.

*restated, see note 2H to the Financial Reports

NET INCOME (LOSS)

For the three months ended June 30, 2010 and 2011 we had net loss of $ 393,000* and $ 428,000, respectively.

*restated, see note 2H to the Financial Reports

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

REVENUES

For the six months ended June 30, 2011 and 2010, HOMI had revenues of $ 1,573,000 and $1,527,000*, respectively, an increase of $ 46,000 or 3.0%.

This increase is mainly due to the additional minibars and computerized trays installed during this period.

For the six months ended June 30, 2011, our three largest customers accounted for approximately
 29.6 % of our total revenues.  For the six months ended June 30, 2010, our three largest customers accounted for approximately 29.11% of our total revenues.

*restated, see note 2H to the Financial Reports

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 668,000* for the six months ended June 30, 2010 to $604,000, for the six months ended June 30, 2011, a decrease of $64,000. Gross profit margin, before consideration of depreciation expense, decreased from 43.7% to 38.4%.

The installations of the HOMI232 mini bars and the associated computerized trays during the six months ended on June 30, 2011 required additional costs that reduced the gross profit margin.

Gross profit, after consideration of depreciation expenses, decreased from $306,000 for the six months ended June 30, 2010 to $ 274,000 for the six months ended June 30, 2011, a decrease of $32,000.  Gross profit margin decreased from 20.0 % to 17.4% for the same reasons mentioned above

*restated, see note 2H to the Financial Reports

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the six months ended June 30, 2010 and 2011 were $ 859,000* and $ 969,000, respectively, an increase of $110,000 or 12.8%.
This increase in cost of revenues is due primarily to the increase of revenues.  In addition, the installations of the HOMI232 mini bars and the associated computerized trays during the six months ended June 30, 2011, required additional costs that increased the cost of revenues.

Depreciation expenses for the six months ended June 30, 2010 and 2011 approximated $362,000* and $330,000, respectively, a decrease of $ 32,000, or 9.6%. As a percentage of revenues, depreciation expense decreased from 23.7 % to 20.1%.

*restated, see note 2H to the Financial Reports

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2010 and 2011, we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the six months ended June 30, 2010 were $53,000 and $ 50,000 for the six months ended June 30, 2011.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 828,000* for the six months ended June 30, 2010 to $733,000 for the six months ended June 30 2011, a decrease of $ 95,000, or 13.0%.
As a percentage of revenues, general and administrative expenses decreased from 54.2% to 46.6%.

The decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe in April 2010, as well as our continued efforts to reduce expenses.

Selling and Marketing expenses decreased from $181,000* for the six months ended June 30, 2010 to $176,000 for the six months ended June 30, 2011, a decrease of $ 5,000 or by 2.8% .

*restated, see note 2H to the Financial Reports

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2010 and 2011 we had financial expenses (net) of $147,000 and $183,000 of financial expenses (net), respectively, an increase in expenses of $36,000. These amounts include interest expense (net) of approximately $ 95,000 and $181,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.
The increase is mainly due to the interest and other costs related to the long term loans the company received.

OTHER INCOME (EXPENSES)

For the six months ended June 30, 2010 we had other expenses (net) of $ 177,000* and for the six months ended June 30, 2011, we had other expenses (net) of $1,000.
 The expenses in 2010 were mainly due to the loss from the sale of our interests in our subsidiaries in Italy and Germany and since HOMI Australia, a subsidiary of HOMI, ceased operating the minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the minibars installed to that hotel.

*restated, see note 2H to the Financial Reports

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2010 we had net loss of $1,080,000 and for the six months ended June 30, 2011, we had a net loss of $870,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2011 of $ 8,585,000. During the six months ended June 30, 2011, we had net loss of $ 870,000

Our financing activities resulted in cash of approximately $ 347,000 during the six months ended June 30, 2011and during the six months ended June 30, 2011 we used cash in the amount of $ 412,000.
On June 30, 2011, we had long term liabilities of approximately $ 2,776,000 which are mainly comprised of loans from related parties and others.

At June 30, 2011, HOMI had $ 542,000 in cash, including short term deposits.

In order to implement our basic business plan for completion of the installation of additional minibars, we will need additional funds. Our preferred method is the new business model in which we sell or receive loans against installed minibar systems and continue to operate them.  We began using this new business model in 2010.

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries will receive $ 2,000,000.  As of June 30, 2011, the company had received $1,500,000 of this $2,000,000.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the six months ended June 30, 20111, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved]

Item 5.	OTHER INFORMATION

Item 6.       EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit
No.            Description

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 15, 2011	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)