Form 10-Q/A
period 2011-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2011-09-02
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

AS OF

June 30, 2011

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2011 and December 31, 2010	2-3

Statements of Operations -
Six and three months ended June 30, 2011 and 2010	4

Statements of Cash Flows -
Six months ended June 30, 2011 and 2010	5-6

Notes to the Financial Statements	7-13

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	As of June 30,	As of December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	481	708
Short-term bank deposits	61	64
Trade receivables (net of allowance for doubtful accounts of $ zero as of June 30, 2011 and December 31,2010)	526	448
Other accounts receivable	288	306
Inventories	366	299

TOTAL CURRENT ASSETS	1,722	1,825

LONG - TERM RECEIVABLES	73	139

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,128	4,122
Other property and equipment	30	47

TOTAL PROPERTY AND EQUIPMENT	4,158	4,169

OTHER ASSETS:

Deferred expenses, net	21	27
Intangible assets	49	50

TOTAL OTHER ASSETS	70	77

TOTAL	6,023	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	103	93
Current maturities of convertible notes	-	74
Current maturities of long-term loans from others	210	184
Trade payables	782	508
Accrued expenses and other current liabilities	410	351

TOTAL CURRENT LIABILITIES	1,505	1,210

LONG-TERM LIABILITIES:

Long-term loans from related parties ,net of current maturities	783	811
Long-term loans from others ,net of current maturities	1,941	1,518
Accrued severance pay, net	52	49

TOTAL LONG-TERM LIABILITIES	2,776	2,378

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2011 and December 31, 2010;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of June 30, 2011 and as of December 31, 2010.	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	53	63
Accumulated deficit	(8,585)	(7,715)

TOTAL SHAREHOLDERS' EQUITY	1,742	2,622

TOTAL	6,023	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)

Revenues	863	*818	1,573	*1,527

Costs of revenues:
Depreciation	(164)	*(171)	(330)	*(362)
Other	(549)	(433)	(969)	(859)

Gross profit	150	214	274	306

Operating expenses:

Research and development	(24)	(17)	(50)	(53)

Selling and marketing	(82)	**(90)	(176)	**(181)

General and administrative	(370)	**(398)	(733)	**(828)

Operating loss	(326)	(291)	(685)	(756)

Financing expenses and foreign currency translation, net	(97)	(49)	(183)	(147)

Other expenses	(4)	*(45)	(1)	*(177)

Loss before taxes on income	(427)	(385)	(869)	(1,080)

Provision for income taxes	(1)	(8)	(1)	-

Net loss	(428)	(393)	(870)	(1,080)

Basic and diluted net loss per share	(0.005)	(0.004)	(0.010)	(0.012)

Number of shares used in computing basic and diluted net loss per share	89,453,364	89,453,364	89,453,364	89,453,364

The accompanying notes are an integral part of the consolidated financial statements

*Restated
** Reclassified

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(870)	(1,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	374
Increase in accrued severance pay, net	4	14
Interest and linkage differences in regard to shareholders and subsidiaries	(43)	93
Loss from sale of previously consolidated subsidiaries and other expenses	-	47
Capital loss	-	126
Changes in assets and liabilities:
Increase in inventories	(67)	(40)
Decrease (Increase) in trade receivables	(75)	69
Increase (Decrease ) in related parties	2	(6)
Decrease (Increase) in other accounts receivable	55	(29)
Increase (Decrease) in trade payables	185	(115)
Increase in accounts payable and accrued expenses	51	8

Net cash used in operating activities	(412)	(539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	-	486
Purchases and production of property and equipment	(233)	(383)
Short-term bank deposits, net	3	-
Proceeds from sale of property and equipment	38	59

Net cash provided by (used in) investing activities	(192)	162

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) related parties, net	(28)	299
Proceeds from (payments of) long term loans from others, net	375	(184)
Proceeds from long-term loans from shareholders, net	-	388
Short-term bank credits	-	(5)

Net cash provided by financing activities	347	498

Effect of exchange rate changes on cash and cash equivalents	30	(6)
Decrease ( Increase ) in cash and cash equivalents	(227)	115
Cash and cash equivalents at the beginning of the period	708	194
Cash and cash equivalents at the end of the period	481	309

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	87	31

Receivables in regard to property and equipment	216	287

Cash paid during the year for interest	121	65

Appendix B -
Proceeds from sale of previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	-	129
Property and equipment	-	550
Receivables from sale of previously consolidated subsidiaries	-	(146)
Capital loss from sale of previously consolidated subsidiaries	-	(47)
	-	486

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

b.
Commencing 2009, HOMI began to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI continues to manage and operate these minibars in return for a management fee and profit sharing arrangements.

c.
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

Pursuant to the MOU, the agreed price of each HOMI® 232 is $ 350, but HOMI purchases the HOMI® 232 from Best Bar for half that price, namely, $ 175. HOMI then shares its operating profits from HOMI® 232 installations, with Best Bar (operating profits are computed as HOMI’s collection from the hotels, less cost of goods, labor and 8% of the collection as a HOMI management fee), with 60% being retained by HOMI and  40% being paid to Best Bar.

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

The Company includes Best Bar's portion of the operating profit in its cost of revenues. See also Note 2d.

d.
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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 1:-                 NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it had previously made to HOMI Italia S.R.L. The effective date for these transactions was April 30, 2010.

The total purchase price for the shares and for the assignment of the shareholder loans, was $525, on a "no cash, no debt" basis. In the context of this transaction, HOMI – Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. An amount still due, for assets, net at the amount of $ 35, is presented in other accounts receivable.

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

The balance of the debt is presented in the financial statements part at other accounts receivable and part at long term receivables.

g.	At June 30, 2011, the Company had $542 in cash, including short term deposits.

The Company continues to incur losses ($870 in the six months ended June 30, 2011).

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the new business model, described in item c. above.

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company. Pursuant to this agreement, Tomwood undertook to loan to HOMI Industries the total amount of $2,000, in installments.

As of 30 June 2011, the company has received installments totaling $1,500 out of the $2,000 mentioned above.

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
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company's Form 10-KSB filed June 30, 2011.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

d.	Principles of Consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.06.2011	30.06.2010
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd.(1) (3)	Israel	4,867	4,609
HOMI USA, Inc. and HOMI Canada, Inc. (1) (3)	U.S.A. and Canada	4,187	3,941
HOMI Europe S.a.r.l (1) (2) (3)	Europe	776	776*
		9,830	9,326
*restated

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of June 30, 2011 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,717	1,145	776	3,638

(2)	Through subsidiaries in France and the U.K (including a Branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of June 30, 2011 located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	* 444	** 0	690

* Not including 535 units not yet operated.
** Not including 276 in France, not yet operated.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

f.	Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.293	$ 0.282
Euro (EU)	$ 1.448	$ 1.335
Australian Dollar (AU$)	$ 1.032	$ 1.018
Pound Sterling (GBP)	$ 1.600	$ 1.548
Canadian Dollar (CAN $)	$ 1.023	$ 1.007

Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2011	2010
NIS	3.9%	(2.6) %
EU	8.5%	(14.8) %
AU$	1.7%	(5.2) %
GBP	3.4%	(7.2) %
CAN$	1.1%	(0.2) %

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

h.	Restatement

The Company restated its financial statements for the six and three months ended June 30, 2010, in order to more accurately reflect the consequences of an agreement signed in Australia.
As follow for the six months ended June 30, 2010:

	Prior to Restatement	Change	After Restatement

Revenues	1,587	(60)	1,527

Cost of revenues (Depreciation)	406	(44)	362

Other expenses	(51)	(126)	(177)

As follow for the three months ended June 30, 2010:

	Prior to Restatement	Change	After Restatement

Revenues	847	(29)	818

Cost of revenues (Depreciation)	209	(38)	171

Other expenses	(47)	2	(45)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-                 RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2011 and 2010, the Company incurred various related parties expenses as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2011	2010	2011	2010
	Unaudited		Unaudited
Directors' Fees and Liability Insurance	10	10	20	21
Consulting and Management Fees	146	135	294	268
Financial Expenses	18	11	36	20
Totals	174	156	350	309

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “con tinue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: September 1, 2011	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: September 1, 2011	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)