Form 10-Q
period 2011-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2011-11-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

(1) Yes  X           No [    ]

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

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  89,453,364 as of September 30, 2011.

Item 1.	FINANCIAL STATEMENT (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2011

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2011 and December 31, 2010	2-3

Statements of Operations -
Nine and three months ended September 30, 2011 and 2010	4

Statements of Cash Flows -
Nine months ended September 30, 2011 and 2010	5-6

Notes to Financial Statements	7-13

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of September 30,	As of December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	409	708
Short-term bank deposits	59	64
Trade receivables (net of allowance for doubtful accounts of $ zero as of September 30, 2011 and December 31, 2010)	551	448
Other accounts receivable	254	306
Inventories	383	299

TOTAL CURRENT ASSETS	1,656	1,825

LONG- TERM RECEIVABLES	34	139

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,071	4,122
Other property and equipment	25	47

TOTAL PROPERTY AND EQUIPMENT	4,096	4,169

OTHER ASSETS:

Deferred expenses, net	19	27
Intangible assets	48	50

TOTAL OTHER ASSETS	67	77

TOTAL	5,853	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of September 30,	As of December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of loans from related parties	99	93
Current maturities of convertible notes	-	74
Current maturities of long-term loans from others	212	184
Trade payables	641	508
Accrued expenses and other current liabilities	442	351

TOTAL CURRENT LIABILITIES	1,394	1,210

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	730	811
Long-term loans from others, net of current maturities	2,392	1,518
Accrued severance pay, net	55	49

TOTAL LONG-TERM LIABILITIES	3,177	2,378

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2011 and December 31, 2010;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of September 30, 2011 and as of December 31, 2010;	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	82	63
Accumulated deficit	(9,074)	(7,715)

TOTAL SHAREHOLDERS' EQUITY	1,282	2,622

TOTAL	5,853	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)

Revenues	885	*793	2,458	* 2,320

Costs of revenues:
Depreciation	(163)	*(162)	(493)	*(524)
Other	(599)	(418)	(1,568)	(1,277)

Gross profit	123	213	397	519

Operating expenses:

Research and development	(25)	(26)	(75)	(80)

Selling and marketing	(92)	**(86)	(268)	**(267)

General and administrative	(345)	**(365)	(1,078)	**(1,193)

Operating loss	(339)	(264)	(1,024)	(1,021)

Financing income (expenses) and foreign currency translation, net	(149)	2	(332)	(144)

Other expenses, net	(1)	*(76)	(2)	*(253)

Loss before taxes on income	(489)	(338)	(1,358)	(1,418)

Provision for income taxes	(1)	-	(1)	-

Net loss	(490)	(338)	(1,359)	(1,418)

Basic and diluted net loss per share	(0.005)	(0.004)	(0.015)	(0.016)

Number of shares used in computing basic and diluted net loss per share	89,453,364	89,453,364	89,453,364	89,453,364

*      Restated
**    Reclassified

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,359)	(1,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Other expenses	-	163
Depreciation and amortization	517	560
Increase in accrued severance pay, net	6	15
Interest and linkage differences in regard to related parties and subsidiaries	(19)	38
Loss from sale of previously consolidated subsidiaries	-	83
Changes in assets and liabilities:
Increase in inventories	(84)	(41)
Decrease (Increase ) in trade receivables	(101)	25
Decrease in related parties	(1)	(3)
Decrease (Increase) in other accounts receivable	69	(26)
Increase (Decrease) in trade payables	184	(87)
Increase in accounts payable and accrued expenses	72	43

Net cash used in operating activities	(716)	(648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	-	511
Purchases and production of property and equipment	(470)	(413)
Short-term bank deposits, net	5	(5)
Proceeds from sale of fixed assets	80	53

Net cash provided by (used in) investing activities	(385)	146

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) related parties, net	(59)	674
Proceeds from (payments of) long term loans from others, net	828	(236)
Short-term bank credits	-	(5)

Net cash provided by financing activities	769	433

Effect of exchange rate changes on cash and cash equivalents	32	(5)
Decrease in cash and cash equivalents	(300)	(74)
Cash and cash equivalents at the beginning of the period	709	194
Cash and cash equivalents at the end of the period	409	120

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	118	85

Receivables in regard to property and equipment	192	287

Cash paid during the period for interest	270	91

Appendix B -
Proceeds from sale of previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	-	129
Property and equipment	-	550
Intangible assets	-	-
Capital Reserve	-	-
Receivables from sale of previously consolidated subsidiaries	-	(85)
Capital loss from sale of previously consolidated subsidiaries	-	(83)
	-	511

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-                 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries, as detailed in Note 2d below, are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company" or "HOMI".

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

e.
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

The balance of the debt is presented in the financial statements part at other accounts receivable and part at long term receivables.

f.	At September 30, 2011, the Company had $ 468 in cash, including short term deposits.
The Company continues to incur losses ($ 1,359 in the nine months ended September 30, 2011).

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the new business model, described in item b. above.
On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, which is a BVI company. Pursuant to this agreement, Tomwood undertook to loan to HOMI Industries the total amount of $ 2,000, in installments.
As of 30 September 2011, the company has received the total amount.

Management believes that the unused portion of the above mentioned loan ,the Company's  new business model commenced in 2010 in which it sells or receives loans against installed minibar systems and continues to operate them, and continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the Company for the next twelve months, also see Note 4.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company's Form 10-KSB filed March 30, 2011.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

d. Principles of Consolidation and number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:
		Number of Minibars Operated
Subsidiary Name	Area	30.09.2011	30.09.2010
HOMI Industries Ltd.	Israel
HOMI Israel Ltd. (3)	Israel	5,436	4,876
HOMI USA, Inc. and HOMI Canada, Inc. (3)	U.S.A. and Canada	4,187	3,941
HOMI Europe S.a.r.l (2)	Europe	1,499	*776
		11,122	9,593
*restated
(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.
As of September 30, 2011 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,244	1,590*	1,499	4,333
* Not including 547 units not yet operated

(2)	Through subsidiaries in France and the U.K (including a Branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of September 30, 2011 located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	444	0	690

Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

e. Concentrations of Credit Risk and Fair Value of Financial Instruments

The financial instruments of the Company consist of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable, convertible notes and notes payable to shareholders and others.

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

f. Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.269	$ 0.282
Euro (EU)	$ 1.359	$ 1.335
Australian Dollar (AU$)	$ 0.993	$ 1.018
Pound Sterling (GBP)	$ 1.562	$ 1.548
Canadian Dollar (CAN$)	$ 0.981	$ 1.007

Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2011	2010
NIS	(4.6) %	3.0%
EU	1.8%	(4.9) %
AU$	(2.5) %	7.8%
GBP	0.9%	(2.4) %
CAN$	(2.6) %	1.9%

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

h. Restatement

The Company restated its financial statements for the nine and three months ended September 30, 2010 ,in order to more accurately reflect the consequences of an agreement signed in Australia.

As follow for the nine months ended September 30, 2010:

	Prior to Restatement	Change	After Restatement

Revenues	2,408	(88)	2,320

Cost of revenues (Depreciation)	582	(58)	524

Other expenses	(129)	(124)	(253)

As follow for the three months ended September 30, 2010:

	Prior to Restatement	Change	After Restatement

Revenues	821	(28)	793

Cost of revenues (Depreciation)	176	(14)	162

Other expenses	(77)	1	(76)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                 RELATED PARTIES TRANSACTIONS

During the nine months ended September 30, 2011 and 2010, the Company incurred various related parties expenses as follows:
	Nine Months Ended September 30,
Composition	2011	2010
Directors' Fees and Liability Insurance	28	32
Consulting and Management Fees	435	406
Financial Expenses	54	36

	517	474

During the three months ended September 30, 2011 and 2010, the Company incurred various related parties expenses as follows:

	Three Months Ended September 30,
Composition	2011	2010
Directors' Fees and Liability Insurance	8	11
Consulting and Management Fees	141	138
Financial Expenses	18	16

	167	165

NOTE 4:-                 EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On October 26, 2011, HOMI Industries Ltd, ("HOMI industries") a wholly owned subsidiary of HOMI, entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of  $ 108, in accordance with the new business model described in Note 1b above.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in lender’s favor a computerized minibar systems, including 270 HOMI® computerized minibars, 19 HOMI® External Dry Sections, a central unit and a license to HOMI® software, which HOMI Israel Ltd (“HOMI’s Affiliate”) has installed at the Leonardo Plaza Hotel (the “Hotel”), located in Jerusalem, Israel (the “Minibar System”) and which HOMI’s Affiliate will operate for the Hotel under an outsource operation agreement which HOMI’s Affiliate signed with the Hotel (the “Outsource Operation”).

Loan repayments will be computed on the basis of Outsource Operation revenues net of operational payments, allocated amongst the parties in accordance with the terms detailed in the loan agreement.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2011 and our results of operations for the three months ended September 30, 2010 and 2011. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2010 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2010 the Company’s balance sheet includes $4,169,000 of fixed assets, net.  As of September 30, 2011, our balance sheet included $4,096,000 of fixed assets net. The Company has completed its impairment test for the nine months ended September 30, 2011 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010.

REVENUES

For the three months ended September 30, 2010 and 2011, HOMI had revenues of $793,000* and $885,000, respectively, an increase of $92,000 or 11.6%. These revenues arise primarily from the sale of refreshments in the minibars. This increase is mainly due to the additional minibars and computerized trays installed during this period.
For the three months ended September 30, 2011, our three largest customers accounted for approximately 29.56 % of our total revenues. During the same period of 2010, our three largest customers collectively accounted for 30.63 % of our total revenues.
*restated, see note 2H to the financial reports.

GROSS PROFIT

Gross profit, before consideration of depreciation expenses, decreased from $ 375,000* for the three months ended September 30, 2010 to $286,000 for the three months ended September 30, 2011,  a decrease of $89,000. Comparing the three month periods ended September 30 2010 and 2011, gross profit margin, before consideration of depreciation expense, decreased from 47.3 % to 32.3%.
The installations of the HOMI232 mini bar during the three months ended September 30, 2011 required additional costs that reduced the gross profit margin.

Gross profit, after consideration of depreciation expense, decreased from $ 213,000* for the three months ended September 30, 2010 to $123,000, a decrease of $ 90,000. Gross profit margin decreased from 26.9 % to 13.9%.  The installations of the HOMI232 mini bar during the three months ended September 30, 2011 required additional costs that reduced the gross profit margin.

*restated, see note 2H to the financial reports.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2010 and 2011 were $ 418,000 and $599,000, respectively, an increase of $181,000 or 43.3%.  This increase in cost of revenues is due primarily to the increase of revenues.  In addition, the installations of the HOMI232 minibar during the three months ended September 30 2011, required additional costs that increased the cost of revenues.

Depreciation expense for the three months ended September 30, 2010 and 2011 approximated $162,000* and $163,000, respectively, a minor increase of $1,000. As a percentage of revenues, depreciation expense decreased from 20.4 % to 18.4%.

*restated, see note 2H to the financial reports.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2010 and 2011, we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the three months ended September 30, 2010 were $26,000, and $ 25,000 for the three months ended September 30, 2011.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 365,000* for the three months ended September 30, 2010 to $345,000 for the three months ended September 30, 2011, or by 5.5% .
 As a percentage of revenues, general and administrative expenses decreased from 46.0 % to
 39.0%. This decrease is due to cost reduction and ongoing saving efforts in general and administrative expenses.

Selling and Marketing expenses increased from $ 86,000* for the three months ended September 30, 2010 to $92,000 for the three months ended September 30, 2011, or by 7.0%.
FINANCIAL INCOME (EXPENSES)
For the three months ended September 30, 2010 we had financial income (net), of $ 2,000, and for the three months ending September 30, 2011, we had financial expense (net), of $ 149,000, an increase in expenses of $ 151,000.

The increase is mainly due to the interest of the long term loans the company received.

OTHER INCOME (EXPENSES)

For the three months ended September 30, 2010 and 2011 we had other expense (net) of $76,000* and other expenses (net) of $1,000, respectively.

*restated, see note 2H to the financial reports.

NET INCOME (LOSS)

For the three months ended September 30, 2010 and 2011 we had net loss of $338,000* and  $490,000, respectively.

*restated, see note 2H to the financial reports.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010.

REVENUES

For the nine months ended September 30, 2011 and 2010, HOMI had revenues of $ 2,458,000 and $2,320,000*, respectively, an increase of $ 138,000 or 5.9%.
This increase is mainly due to the additional minibars and computerized trays installed during this period.

For the nine months ended September 30, 2011, our three largest customers accounted for approximately 29.6 % of our total revenues. For the nine months ended September 30, 2010, our three largest customers accounted for approximately 29.6 % of our total revenues.

*restated, see note 2H to the financial reports.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $1,043,000* for the nine months ended September 30, 2010 to $890,000, for the nine months ended September 30, 2011, a decrease of $ 153,000. Gross profit margin, before consideration of depreciation expense, increased from 44.9 % to 36.2%.

The installations of the HOMI232 mini bars and the associated computerized trays during the nine months ended on September 30, 2011 required additional costs that reduced the gross profit margin.

Gross profit, after consideration of depreciation expense, decreased from $ 519,000* for the nine months ended September 30, 2010 to $ 397,000, for the nine months ended September 30, 2010, a decrease of $ 122,000. Gross profit margin decreased from 22.4 % to 16.2%.

*restated, see note 2H to the financial reports.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the nine months ended September 30, 2010 and 2011 were $1,277,000* and $1,568,000, respectively, an increase of $291,000 or 22.8%.

Depreciation expense for the nine months ended September 30, 2010 and 2011 increased from $524,000* to $493,000, respectively, a decrease of $31,000, or 5.9%. As a percentage of revenues, depreciation expense decreased from 22.6 % to 20.0%.

*restated, see note 2H to the financial reports.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2010 and 2011, we incurred additional expenses to improve the production of the minibars. Total research and development expenses for the nine months ended September 30, 2010 were $ 80,000 and $ 75,000 for the nine months ended September 30, 2011.

OPERATING EXPENSES

General and Administrative expenses decreased from $ 1,193,000* for the nine months ended September 30, 2010 to $ 1,078,000 for the nine months ended September 30, 2011, a decrease of $ 115,000 or 9.6%.  As a percentage of revenues, general and administrative expenses decreased from 51.4% to 43.9%.

This decrease is mainly due to the sale of two of HOMI's subsidiaries in Europe in April 2010, as well as our continued efforts to reduce expenses.

Selling and Marketing expenses increased from $267,000* for the nine months ended September 30, 2010 to $268,000 for the nine months ended September 30, 2010, a minor increase of $ 1,000.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2010 and 2011 we had financial expenses (net) of $144,000 and $ 332,000 of financial expenses (net), respectively, an increase in expenses of $188,000. These amounts include interest expense (net) of approximately $ 308,000 and $120,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

Thos increase is mainly due to the interest and other costs related to the long term loans the company received.

OTHER INCOME (EXPENSES)

For the nine months ended September 30, 2010 we had other expenses (net) of $ 253,000* and for the nine months ended September 30, 2011, we had other expenses (net) of $2,000.

The expenses in 2010 were mainly due to the loss from the sale of our interests in our subsidiaries in Italy and Germany and since HOMI Australia, a subsidiary of HOMI, ceased operating the minibars in Hilton Sydney, the only hotel operated in Australia and transferred the operation and the minibars installed to that hotel.

*restated, see note 2H to the financial reports.

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2010 we had a net loss of $1,418,000 and for the nine months ended September 30, 2011, we had a net loss of $1,359,000.

*restated, see note 2H to the financial reports.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2011 of $ 9,074,000. During the nine months ended September 30, 2011, we had net loss of $ 1,359,000

Our financing activities resulted in cash of approximately $ 768,000 during the nine months ended September 30, 2011, and during the nine months ended September 30, 2011 we used cash in the amount of $ 716,000. On September 30, 2011, we had long term liabilities of approximately $3,177,000 which are mainly comprised of loans from related parties and others.

At September 30, 2011, the Company had $468,000 in cash, including short term deposits

In order to implement our basic business plan for completion of the installation of additional minibars, we will need additional funds. Our preferred method is the new business model in which we sell or receive loans against installed minibar systems and continue to operate them.  We began using this new business model in 2010.

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries will receive $ 2,000,000.  As of September 30, 2011, HOMI Industries Ltd. had received the total amount of this loan.

Management believes that the unused portion of the above- mentioned loan ,our  new business model commenced in 2010in which we sell or receive loans against installed minibar systems and continue to operate them, and continued efforts to reduce corporate expenses, will provide sufficient cash for the ongoing operations of the company for the next twelve months.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the nine months ended September 30, 2011, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved]

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

31. 1	Certification of HOMI’s President pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 14, 2011	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated :November 14, 2011	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)