Form 10-K
period 2011-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2012-03-30
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(1) Average of bid and ask closing prices on December 31, 2011.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

89,453,364 common shares issued and outstanding as of December 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2011 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1	Business
	General	4
	Our Growth Strategy	4
	Operations	5
	Competition	5
	Customers and Markets	7
	Government Regulations	8
	Intellectual Property	8
	Employees	8
	Corporate Structure	8
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	10
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
PART II		10
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,	10
	and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and	12
	Results of Operations	12
	Forward-Looking Statements
	Critical Accounting Policies
	Revenue Recognition, Accounts Receivable and Allowance for Doubtful
	Accounts
	Long-Lived Assets
	Overview
	Cost and Expenses
	Results of Operations
	Liquidity and Capital Resources
	Subsequent Events
	Off-Balance Sheet Arrangements
	Inflation
	International Tax Implications
Item 7A	Qualitative and Qualitative Disclosures about Market Risk	17
Item 8	Financial Statements and Supplementary Data	18
	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of shareholders’ Equity
	Consolidated Statements of Cash Flows
	Notes to Consolidated Financial Statements
Item 9	Changes In and Disagreements With Accountants on Accounting on	45
	Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures	45
Item 9B	Other Information	46
PART III
Item 10	Directors, Executive Officers and Corporate Governance	46
Item 11	Executive Compensation	47
Item 12	Security Ownership of Certain Beneficial Owners and Management and	48
	Related Stockholder Matters
Item 14	Principal Accountant Fees and Services	51
	Signatures
PART IV
Item 15	Exhibits and Financial Statement Schedules	52

FORM 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

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

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various wholly owned subsidiaries around the world, has been in place since 2001. Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011.  It now trades on the OTCQB under the symbol "HOUM.PK."

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

New Business Model

In 2009 we introduced a new business model, pursuant to which we  sell to third parties minibars scheduled to be installed at specific hotels with which we have outsourcing agreements.   The minibars, once installed and operational, remain in place at the hotel and we operate and maintain these minibars in accordance with our outsource operation agreement; the only difference is that title to the minibars now rests with the third party. The agreements with the third parties are to be in effect for most of the useful lives of the minibars.

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

In other cases, instead of selling the minibars to a third party, we receive a loan from a third party in an amount equivalent to our turnkey installed cost price,$450 - $500 per HOMI® 330 minibar to be installed at a specific hotel(s) with which we have an outsourcing agreement.   The loan repayment schedule and interest payments are made according to a calculation of the operational results of the minibars.

Other.  The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a certain amount of flexibility, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into a revenue share agreements, and /or other financing arrangements, where circumstances so require. This may be applicable to the HOMI® 330, the HOMI ® 232 and a New Range of Products.

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

As of December 31, 2011, we provide operation and/or management services to the minibar departments of 41 hotels, most of which are affiliated with prominent international hotel chains such as Hilton, Sheraton, Hyatt and others.

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

Intellectual Property

We own the trademark “HOMI” in respect of products and services which we supply. In numerous countries around the world, we have registered, and/or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and the HOMI® 330 and our New Range of Products and this patent has been registered and issued in the United States and Europe and an application is pending in Taiwan. In 2008, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. In 2009, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2011, HOMI and its subsidiaries had 50 full time employees.

Corporate Structure

We have a fully owned United States subsidiary, HOMI USA, Inc. (“HOMI USA”), formerly known as Hotel Outsource Services, Inc., through which we conduct business in the United States.

Outside the United States, we carry on our business activities through regional subsidiaries, each of which is responsible for one or more territories in which we market and/or provide our services. These subsidiaries receive management services from us, and some of them also have staff of their own, retained either as employees or under management agreements or service agreements.

Our operating subsidiaries can, as of December 31, 2011, be summarized as follows:
HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI Industries Ltd. (“HOMI Industries”)
HOMI France SAS
HOMI UK Limited.
HOMI Canada, Inc.
HOMI Florida LLC

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A:                      RISK FACTORS

1.  We are dependent on a small number of customers for a large percentage of our business.

In 2011, our three largest customers provided 27.7 % of our sales revenues, and in 2010, our three largest customers provided 30.0 % of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

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

HOMI needs to continue to market its products and services in order to expand its operations. We expect that our new business models wherein we sell new outsource installations to third parties and in other times receive a similar amount in loans for installations, will enable us to finance our operations and projected growth in 2012.We believe that by implementing our new business models, and by receiving certainshareholder loans in December 2011 and in January 2012, we will have sufficient funds to meet our needs for working capital for the next 12 months. However, there is no guarantee that our new business model will supply us with sufficient working capital, in which case we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts which would prevent us from growing the company.

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

During the years ended December 2010 and December 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as of December 31, 2011, management has concluded that its disclosure controls and procedures are effective.

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

•
HOMI Israel’s and HOMI Industry's corporate headquarters are currently located at 1 Abba Eban  St. Hetrzeliya Pituach 47625,  Israel with a monthly rent of $3,981. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

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
ITEM 3:	LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4:	[REMOVED AND RESERVED]

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2011, HOMI has 89,453,364 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2011.

Our common stock is listed on the OTC QB under the symbol "HOUM.OB."

2010:		High	Low
	First Quarter	$0.06	$0.015
	Second Quarter	$0.015	$0.02
	Third Quarter	$0.03	$0.02
	Fourth Quarter	$0.03	$0.02

2011:
	First Quarter	$0.03	$0.01
	Second Quarter	$0.06	$0.01
	Third Quarter	$0.08	$0.03
	Fourth Quarter	$0.03	$0.03

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

On December 16-20, 2011, HOMI entered into three additional loans with related parties, as follows:  Daniel Cohen, HOMI’s president - $48,000; Jacob Ronnel, HOMI’s CEO - $20,000; Ariel Almog, CEO of HOMI’s US subsidiary - $12,000.  Each loan is for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest,

On January 8, 2012, Hotel Outsource Management International, Inc. (“HOMI”) entered into a new loan agreement with Bahry Business & Finance (1994) Ltd., which is a company controlled by Avraham Bahry, chairman of HOMI’s board of directors. Pursuant to such loan agreement, Bahry Business & Finance (1994) Ltd. loaned HOMI the sum of NIS 850,000 (c. $220,000).  The loan is in Israeli Shekels and is linked to Israel’s CPI and bears 6% annual interest.  The loan is for a period of four years, including two years’ grace on the principal, and the lender is entitled during such grace period to convert the loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of the loan.

On March 11, 2012, HOMI Industries Ltd, a wholly owned subsidiary of HOMI, entered into a loan agreement with Globetrip Ltd., a company of which Daniel Cohen, HOMI’s President, owns 45.45%.  Pursuant to this agreement, Globetrip agreed to loan to HOMI Industries the sum of $90,000. The agreement was dated February 7, 2012, but the signing process was not completed until March 11, 2012.

As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender’s favor a computerized minibar systems, including 192 used HOMI® 330/336 computerized minibars, 96 used Bartech™ computerized minibars, a central unit and a license to HOMI® software, of which the 96 Bartech™ Units are already installed and operational at the Carlton Tel-Aviv Hotel and the 192 HOMI® Units are scheduled to be installed at such hotel between May and September 2012, and which HOMI Israel Ltd has undertaken to operate under an outsource operation agreement which was signed and entered into as of Feb. 2, 2012.    Loan repayments will be computed on the basis of outsource operation revenues net of operational payments, allocated amongst the parties in accordance with the terms detailed in the loan agreement.

There were no underwriters in any of these offerings.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2011. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2011.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2011 and 2010.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2011 the Company’s balance sheet includes $ 3,977,000 of fixed assets, net. The Company has completed its impairment test for 2011 and has concluded that no impairment write-off is necessary.

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

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding Company for various subsidiaries around the world, has been in place since 2001. Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 to February 2011 under the symbol "HOUM.OB."  It is currently listed on the OTCQB under the symbol HOUM.PK.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

Revenues

For the years ended December 31, 2010 and 2011, HOMI had revenues of $ 3,201,000 and $ 3,326,000, respectively, an increase of $125,000 or 3.9%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us.

This increase in revenues is mainly due to the increase of quantity of minibars installed and operated.

For the year ended December 31, 2011, our three largest customers accounted for 27.7% of our total revenues, as compared to 30.0 % in 2010.
As of December 31, 2011 and 2010, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:
Location	Percentage of Revenues
	2010	2011

United States of America	34.6%	35.0%
ROW	10.0%	8.2%
Israel	55.4%	56.8%
Totals	100%	100%

Gross Profit

Gross profit decreased from $754,000 to $543,000, a decrease of $211,000 or by 28.0% for the years ended December 31, 2010 and 2011, respectively. The decrease is mainly due to additional expenses relating to the new HOMI 232 Minibars as these minibars require additional development or replacement. Although there was a slight increase in revenue, the cost of revenues, grew even more. The economic situation does not allow the Company to increase the prices of the products offered in the minibars.

As a percentage of revenues, gross profit decreased from 23.6% to 16.3%.  The decrease in gross profit margin is mainly due to additional expenses relating to the new HOMI 232 Minibars as these minibars require additional development or replacement.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2010 and 2011 were $1,759,000 and $2,078,000 respectively, an increase of $319,000 or 18.1%. As a percentage of gross revenues, costs of revenues, before consideration of depreciation expense, increased, from 55.0% in 2010 to 62.5% in 2011. This increase in cost of revenues is mainly due to additional expenses relating to the new HOMI 232 Minibars as these minibars, require additional development. Although there was a slight increase in revenues, the cost of revenues grew even more. The current economic situation does not allow us to increase the prices of the products offered in the minibars.

 Depreciation expense for the years ended December 31, 2010 and 2011 was $688,000 and $705,000, respectively, an increase of $17,000, or 2.5%.  The increase in depreciation expense is mainly due to the net increase in the quantity of minibars installed and operated.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2011 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the year ended December 31, 2010 were $128,000 and $109,000 for the year ended December 31, 2011.

Operating Expenses

General and administrative expenses decreased from $1,562,000* to $1,408,000, a decrease of $154,000, or 9.9% for the years ended December 2010 and 2011. As a percentage of revenues, general and administrative expenses decreased from 48.8% to 42.3%.
This decrease in expenses is due to our increased efforts made to reduce expenses.

Selling and Marketing expenses decreased from $368,000* to $341,000 a decrease $27,000, or 7.3 % primarily as a result of our efforts to reduce expenses.

*reclassified

Financial Income (Expenses)

For the year ended December 31, 2010 we had $251,000 of financial expenses, and in the year ended December 31, 2011, we had $365,000 in expenses, an of $114,000. These amounts include interest expense (net) of approximately $185,000 and $392,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

Other Income (Expenses)

For the year ended December 31, 2010 we had other expenses of $351,000, and for the year ended December 31, 2011, we had other expenses of $65,000. Of the expenses incurred in 2010, $85,000 was a capital loss from the sale of our subsidiaries in Germany and Italy, $126,00 was a capital loss from the sale of minibars in Australia, and $134,000 was a result of the  dismantling of old HOMI 336 Minibars in Israel that were from the first batch of production. Of the other expenses incurred in 2011, $ 65,000 were a result of the dismantling of old minibars from a hotel in the US we ceased to operate at the end of 2011.

Net Income (Loss)

As a result of the above, we finished 2011 with a net loss of $1,745,000 compared to a net loss of $ 1,904,000 in 2010.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2010 of $7,715,000 and $9,460,000 as of December 31, 2011. During the year ended December 31, 2010, we incurred a net loss of $1,904,000. During the year ended December 31, 2011, we incurred a net loss of $1,745,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $904,000 in 2011.  In 2011 HOMI used $836,000.  In 2006 and 2007, HOMI raised a total of $494,000 through the issuance of convertible notes. These notes accrue interest at a rate of 8% per annum, with the interest payable each quarter commencing 2007. Principal was repaid in eight equal quarterly installments commencing December 2008. These notes were convertible at a conversion price ranging between $0.50 and $0.80 on dates as defined in the agreement. The final payment was in   2011.  As of December 31, 2011 there were no notes outstanding.

On December 31, 2011 HOMI had long term debt of $3,259,000 including, $ 361,000 in current maturities.

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

In 2011 HOMI paid interest on these two, above mentioned loans, but not any principal.  According to the terms of these 2010 loan agreements, HOMI was to commence payment of principal at the end of the first quarter of 2012.  On December 15 and 16, 2011, the lenders agreed to HOMI’s request to recycle these two loan agreements into two new loan agreements.  These new loans are each for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.

On February 18, 2010, HOMI Industries Ltd. ("HOMI Industries"), a wholly owned subsidiary of HOMI, entered into a loan agreement with Ilan Bahry (son of HOMI director Avraham Bahry), Amir Schechtman and Oded Yeoshoua, a related party, pursuant to which HOMI Industries received a loan of  $ 140.000.  As security and collateral for repayment of such loan, HOMI Industries agreed to encumber in the lender's favor computerized minibar systems, including 280 HOMI® computerized minibars, a central unit and a  license to HOMI® software, which a HOMI affiliate installed during April to June 2010 at the Wyndham Hotel in New York, USA and operates for a Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

On June 14, 2010, HOMI Industries entered into a second loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671 (approximately $ 173,000) for the installation of 363 HOMI 330 minibars in a hotel in Israel.
As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender's favor computerized minibar systems, including 363 HOMI 330 ® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed in September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for that hotel under an outsource operation agreement which a HOMI HOMI affiliate signed with the hotel.

On October 26, 2011, HOMI Industries entered into a loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of  US$ 108,000 for the installed 270 HOMI minibars and 19 External Dry Section in a hotel in Israel.
As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender's favor computerized minibar systems, including 270 HOMI computerized minibars and the External Dry Section Unit, a central unit and a license to HOMI® software, which HOMI Industries installed in 2010 and 2011 at the Leonardo Plaza in Jerusalem, Israel and operates for that hotel under an outsource operation agreement which HOMI a HOMI affiliate signed with the hotel.

Loans repayments for these three related party loans will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

On April 19, 2010, HOMI Europe S.A.R.L. (“HOMI Europe”), which is an indirectly held, wholly owned subsidiary of HOMI, entered into a share sale agreement with Clevo Corporation S.A. (“Clevo”), which is a third party under the control of Mr. Geoffrey Wolf, a HOMI shareholder.  Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding shares in HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of the outstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions is April 30, 2010. The total purchase price paid by Clevo, for the shares and for the assignment of the shareholder loans, was $525,000, on a “no cash, no debt” basis. Upon consummation of this transaction, HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a capital loss of $ 85,000, which is presented among the Other Expenses.  HOMI - Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. were until that time wholly owned subsidiaries of HOMI Europe, which managed and operated minibar systems in one hotel in Germany, one hotel in Italy and three hotels in Malta.

On October 5, 2010, HOMI Industries Ltd. signed a loan agreement with Tomwood Limited, a BVI company (“Tomwood”).  Pursuant to this agreement, Tomwood agreed to loan HOMI Industries $2,000,000. This loan made available to HOMI Industries in four, equal installments of $500,000 each.  As of December 31, 2011, HOMI Industries Ltd. had received the total amount of this loan.

The Tomwood loan bears interest at a rate of 10% per annum, to be paid quarterly, starting one quarter after the first installment of the loan. HOMI Industries will repay this loan in eight consecutive, quarterly payments, commencing as of September 30, 2013 and ending on June 30, 2015.  HOMI Industries will use the proceeds of the Tomwood loan for the sole purpose of manufacturing and/or purchasing, and installing, minibar type products, and performing the logistics required in connection with these activities, including run-in of new installations and debugging of new installations. Until September 29, 2013, Tomwood shall have the right to convert all or any part of the principal sum of its loan to HOMI Industries into shares of the common stock of HOMI For a conversion occurring no later than September 29, 2012, the conversion will be at a price per share of 6 cents, for a maximum of 33,333,333 shares (if the entire loan is converted during that period). For a conversion occurring between September 29, 2012 and September 29, 2013, the conversion will be at a price per share of 8 cents, for a maximum of 25,000,000 shares (if the entire loan is converted during that period).  As security and collateral for repayment of the Loan, HOMI Industries will take all action necessary on its part to encumber the minibars purchased with the loan by registering a first degree lien over such minibars.

On December 16-20, 2011, HOMI entered into three additional loans with related parties, as follows:  Daniel Cohen, HOMI’s president - $48,000; Jacob Ronnel, HOMI’s CEO - $20,000; Ariel Almog, CEO of HOMI’s US subsidiary - $12,000.  Each loan is for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest.

Subsequent Events

On January 8, 2012, HOMI entered into a new loan agreement with Bahry Business & Finance (1994) Ltd., which is a company controlled by Avraham Bahry, chairman of HOMI’s board of directors. Pursuant to such loan agreement, Bahry Business & Finance (1994) Ltd. Loaned HOMI the sum of NIS 850,000 (c. $220,000).  The loan is in Israeli Shekels and is linked to Israel’s CPI and bears 6% annual interest.  The loan is for a period of four years, including two years’ grace on the principal, and the lender is entitled during such grace period to convert the loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of the loan.

On March 11, 2012, HOMI Industries Ltd, a wholly owned subsidiary of HOMI, entered into a loan agreement with Globetrip Ltd., a company of which Daniel Cohen, HOMI’s President, owns 45.45%.  Pursuant to this agreement, Globetrip agreed to loan to HOMI Industries the sum of $90,000. The agreement was dated February 7, 2012, but the signing process was not completed until March 11, 2012.

 As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender’s favor a computerized minibar systems, including 192 used HOMI® 330/336 computerized minibars, 96 used Bartech™ computerized minibars, a central unit and a license to HOMI® software, of which the 96 Bartech™ Units are already installed and operational at the Carlton Tel-Aviv Hotel and the 192 HOMI® Units are scheduled to be installed at such hotel between May and September 2012, and which HOMI Israel Ltd has undertaken to operate under an outsource operation agreement which was signed and entered into as of Feb. 2, 2012.    Loan repayments will be computed on the basis of outsource operation revenues net of operational payments, allocated amongst the parties in accordance with the terms detailed in the loan agreement.

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

As of December 31, 2011 HOMI Inc. had approximately $ 455,000 net operating loss carryforwards
As of December 31, 2011 HOMI Israel Ltd., a subsidiary in Israel, had approximately $1,349,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.
As of December 31, 2011 HOMI Industries Ltd., a subsidiary in Israel, had approximately $2,273,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2011, HOMI USA had approximately $ 3,061,000 net operating loss carryforwards. Utilization of US net operating  losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2011 the subsidiary in Australia had net operating loss carryforwards of $ 340,000

As of December 31, 2011 the subsidiary in France had net operating loss carryforwards of $ 103,000.

As of December 31, 2011 the subsidiary in the United Kingdom had net operating loss carryforwards of $583,000.

As of December 31, 2011 the subsidiary in Europe (HOMI Europe Sarl) had net operating loss carryforwards of $ 1,025,000

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3-F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7-F-8

Notes to the Consolidated Financial Statements	F-9-F-27

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Hotel Outsource Management International, Inc.:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Without qualifying our opinion, we draw attention to Note 1e to the financial statements, The Company has suffered recurring losses from operations. The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders as stated in Note 1c.  The financial statements do not include any adjustments regarding asset and liability valuations and their restatement that would likely be required in the event that the company would not be able to continue its operations as a "going concern."

Barzily & Co.
Jerusalem, Israel
     March, 2012

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

		December 31,
	Note	2011	2010

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		291	708
Short-term bank deposits		54	64
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2011 and 2010)		436	448
Other accounts receivable	3	240	306
Inventories		355	299

TOTAL CURRENT ASSETS		1,376	1,825

LONG-TERM ASSETS:

Long-term receivables	14	-	139

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		3,964	4,122
Other property and equipment		13	47

		3,977	4,169

OTHER ASSETS:	5

Deferred expenses, net		17	27
Intangible assets		47	50

		64	77

TOTAL ASSETS		5,417	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

		December 31,
	Note	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	6	133	93
Current maturities of convertible notes	7	-	74
Current maturities of long-term loans from others	8	228	184
Trade payables		555	508
Accrued expenses and other current liabilities	9	389	351

TOTAL CURRENT LIABILITIES		1,305	1,210

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	6	557	811
Long-term loans from others, net of current maturities	8	2,341	1,518
Accrued severance pay, net		38	49
Deferred taxes	15	-	-

TOTAL LONG-TERM LIABILITIES		2,936	2,378

COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS	10

SHAREHOLDERS' EQUITY:	11

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2011 and 2010;		-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of December 31, 2011 and 2010.		89	89
Additional paid-in capital		10,185	10,185
Accumulated other comprehensive income		362	63
Accumulated deficit		(9,460)	(7,715)

TOTAL SHAREHOLDERS' EQUITY		1,176	2,622

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		5,417	6,210

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2011	2010

Revenues	12	3,326	3,201

Cost of revenues:

Depreciation		(705)	(688)

Other		(2,078)	(1,759)

Gross profit		543	754

Operating expenses:

Research and development		(109)	(128)

Selling and marketing		(341)	*(368)

General and administrative		(1,408)	*(1,562)

Operating loss		(1, 315)	(1,304)

Interest and foreign currency translation expenses, net	13	(365)	(251)

Other expenses	14	(65)	(351)

Loss before taxes on income		(1,745)	(1,906)

Benefit from income taxes	15	-	2

Loss for the year		(1,745)	(1,904)

Basic loss per share		(0.020)	(0.021)

Diluted loss per share		(0.018)	(0.020)

Weighted average number of shares used in computing basic loss per share		89,453,364	89,453,364

Weighted average number of shares used in computing diluted loss per share		93,317,474	94,453,364

* Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Comprehensive loss	Total
Balance as of December 31, 2009	89,453,364	89	10,185	149	(5,811)		4,612
Foreign currency translation adjustments	-	-	-	(86)	-	(86)	(86)
Loss for the year	-	-	-	-	(1,904)	(1,904)	(1,904)

Total comprehensive loss						(1,990)

Balance as of December 31, 2010	89,453,364	89	10,185	63	(7,715)		2,622
Foreign currency translation adjustments	-	-	-	(1)	-	(1)	(1)
Loss for the year	-	-	-	-	(1,745)	(1,745)	(1,745)
Capital Reserve from transactions with Related Parties	-	-	-	300	-	300	300

Total comprehensive loss						(1,446)

Balance as of December 31, 2011	89,453,364	89	10,185	362	(9,460)		1,176

  The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,745)	(1,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	64	256
Depreciation and amortization	732	735
Increase (decrease) in accrued severance pay, net	(11)	24
Interest and linkage differences in regard to shareholders and subsidiaries	19	11
Loss from sale of previously consolidated subsidiaries	-	85
Changes in assets and liabilities:
Increase in inventories	(56)	(43)
Decrease in trade receivables	12	21
Increase (decrease) in related parties	(13)	2
Decrease in other accounts receivable	90	6
Increase (decrease) in trade payables	96	(117)
Increase (decrease) in accrued expenses and other current liabilities	(24)	69

Net cash used in operating activities	(836)	(855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of previously consolidated subsidiaries (Appendix B)	-	510
Purchases and production of property and equipment	(607)	(545)
Proceeds from sales of property and equipment	111	124
Short-term bank deposits, net	9	(6)

Net cash provided by (used in) investing activities	(487)	83

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans from others	1,000	660
Repayment of long-term loans from others	(207)
Proceeds from long-term loans from related parties	188	654
Repayment of long-term loans from related parties	(77)
Short-term bank credits	-	(5)

Net cash provided by financing activities	904	1,309

Effect of exchange rate changes on cash and cash equivalents	2	(23)
Increase (decrease) in cash and cash equivalents	(417)	514
Cash and cash equivalents at the beginning of the year	708	194
Cash and cash equivalents at the end of the year	291	708

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
	Year ended December 31,
	2011	2010

Cash paid during the year for interest	230	164

Cash paid during the period for income taxes	2	-

Supplemental disclosure of non-cash investing and financing activities and cash flow information:

Acquisition of property and equipment on short-term credit	154	170

Receivables in regard to property and equipment	168	277

Appendix B -
Proceeds from sale of a previously consolidated subsidiaries:
Working Capital (except for cash and cash equivalents)	-	129
Property and equipment	-	551
Receivables from sale of previously consolidated subsidiaries	-	(85)
Capital loss from sale of a previously consolidated subsidiaries	-	(85)
	-	510

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-                 GENERAL

a.
Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware onNovember 9, 2000. HOMI and its subsidiaries, as identified in Note 4d below, are engaged in thedistribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

Hereinafter, HOMI and its subsidiaries will be referred to as the "Company".

The Company has been doing business since 1997 through various subsidiaries. The current corporate structure, in which it is holding company for various wholly owned subsidiaries around the world, has been in place since 2001. The Company common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011.  It now trades on the OTCQB under the symbol "HOUM.PK."

b.
During 2006, the Company commenced its own research and development program aimed at thedevelopment of a new range of products. The HOMI® 336 (the "System"), a novel, computerizedminibar system designed to increase the accuracy of the automatic billing and reduce the cost of operating the minibars. Further, the HOMI® 330 system, a smaller version of the HOMI® 336, is currently in production.

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the newbusinessmodel, the Company sells or receives loans against HOMI minibars, installed or to beinstalled invarious hotels to third parties. HOMI shall manage and operate these minibars for an agreed upon management fee and profit sharing agreements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
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

Pursuant to this share sale agreement, HOMI Europe sold to Clevo 100% of the outstanding sharesin HOMI - Hotel Outsource Management International (Deutschland) GmbH and 100% of theoutstanding shares in HOMI Italia S.R.L., and also assigned to Clevo all of its rights to the shareholder loans which it has previously made to HOMI Italia S.R.L. The effective date for these transactions was April 30, 2010.

The total purchase price to be paid by Clevo, for the shares and for the assignment of the shareholder loans, is $ 525, on a "no cash, no debt" basis. In the context of this transaction, HOMI – Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. ceased to be affiliated to HOMI. The abovementioned transaction caused HOMI Europe a loss of $ 85, which is among the Other Expenses.

HOMI – Hotel Outsource Management International (Deutschland) GmbH and HOMI Italia S.R.L. were until the above transaction, wholly owned subsidiaries of HOMI Europe, which managed and operated minibar systems in one hotel in Germany, one hotel in Italy and three hotels in Malta

e.	At December 31, 2011, the Company had $ 345 in cash, including short term deposits.

The Company continues to incur losses ($ 1,745 in 2011) and has a negative cash flow from operations amounting to approximately $ 836 in 2011.

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.
The Company's preferred method is the new business model, described in item c. above.

On January 8, 2012 and on March 11 ,2012 HOMI entered into two loan agreements with  related companies, The related parties lent HOMI NIS 850 thousand (approximately $ 220 when received) and $ 90, respectively. See also Note 17.

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders, sees c above.  The financial statements do not include any adjustments regarding asset and liability valuations and their restatement that would likely be required in the event that the company would not be able to continue its operations as a "going concern."

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
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

Financial statements in U.S. dollars:
The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (hereinafter: "dollar"); thus, the dollar is the functional currency of the Company.

The Company's transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

c. Consolidation: Inter-company transactions and balances, including profits from inter-company sales not yet realized outside the group, have been eliminated in consolidation.

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
See Note 8c (1).

i.	Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2011, management believes that all of the Company’s long-lived assets are recoverable.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

j.	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts:

Revenues from minibars operation and product sales derived from outsource activity (minibar's content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion and/or other participation of, or payments due from the hotel, are recognized. when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectability is probable.

Revenues from rental of minibars are recognized over the lease term.

Revenues from sales of minibars are recognized in accordance with compliance with the conditions as abovementioned.
Sales of minibars that are classified as refinancing arrangements are shown as a long-term loan to be repaid.

 The Company’s payment terms are normally net 15 to 30 days from invoicing. The Company evaluates its allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to repay, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts. To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2011 and 2010.

k.	Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred.
Costs and acquisitions related to pre-production, production support, tools and molds, are charged to property and equipment.

l.	Income taxes:

The Company accounts for income taxes using  the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

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

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable,  trade payables, other accounts payable and notes payable to shareholders and others.

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

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year.

p.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.
Exchange rates and the Consumer Price Index ("CPI"):

	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.262	$ 0.282
Euro (EU)	$ 1.292	$ 1.335
Australian Dollar (AU$)	$ 1.015	$ 1.018
Pound Sterling (GBP)	$ 1.542	$ 1.548
Consumer Price Index ("CPI"):	120.38	117.82

	Year Ended December 31,
Change in Rate of Exchange and the Consumer Price Index ("CPI"):	2011	2010
NIS	(7.1%)	6.4%
EU	(3.2%)	(7.4%)
AU$	(0.3%)	13.1%
GBP	(0.4%)	(4.4%)
Change in subsequent ( "CPI")	2.17%	2.66%

q.	Advertising Costs:

Advertising costs are charged to the statements of operations as incurred.

r.	Implementation of new accounting Standards:

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

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

r.	Implementation of new accounting Standards (cont.):

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

s. New Amendments and Interpretations not yet Adopted

In June 2011, the FASB issued guidance on presentation of "other comprehensive income". The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of  the statement of change in stockholders' equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for the Company as of  January 1, 2012. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operation, or cashflows.

NOTE 3:-                  OTHER ACCOUNTS RECEIVABLE

	December 31,
	2011	2010
Receivables in regard to property and equipment (see Note 14a)	168	138
Prepayment and others	71	164
Government authorities	1	4
	240	306

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-                  PROPERTY AND EQUIPMENT, NET

	December 31,
	2011	2010
Cost:
Minibars (d)	6,290	6,505
Production equipment and parts	411	523
Computers and electronic equipment	107	101
Office furniture, equipment and other	30	51
	6,838	7,180
Accumulated depreciation:
Minibars	2,737	2,906
Computers and electronic equipment	122	79
Office furniture, equipment and other	2	26
	2,861	3,011

Depreciated cost	3,977	4,169

Additional Information:
a.	Depreciation expenses amounted to $ 719 and $ 714 for the years ended December 31, 2011 and 2010, respectively.

b.	Balance includes minibars at depreciated cost of $ 160, as of December 31, 2011, identified against a loan based on a refinancing agreement, see also Note 6c

c.	As for liens, see Note 10c.

d. Number of minibars:

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.12.2011	31.12.2010
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (3)	Israel	4,361	3,510
HOMI USA, Inc. and HOMI Canada, Inc. (3)	U.S.A. and Canada	4,187	3,941
HOMI Europe SARL (2)	Europe	1,499	776
		10,047	8,227

(1) A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of December 31, 2011 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,244	1,360	1,499	4,103

(2) Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of December 31, 2011 located as follows, see note 10g:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	819	0	1,065

 HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 5:-                  OTHER ASSETS
	December 31,
	2011	2010
a. Intangible assets-
Intellectual property (Net of accumulated amortization of $ 8 and $ 5 of December 31, 2011 and 2010, respectively) (1)	47	50

b. Deferred expenses -
Cost	116	116
Accumulated amortization (2)	(99)	(89)
	17	27

	64	77

(1)	See Note 2h(1).
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years (see note 8c (1)).

NOTE 6:-                 LOANS FROM RELATED PARTIES

a.      Composed as follows:

	December 31,
	2011	2010
Long- term liability (see c-g below)	857	811
Current maturities of long- term liability	133	93
	990	904

b.      Aggregate maturities of long-term loans for years subsequent to December 31, 2011 are as follows:

Year	Amount
2012	133
2013	117
2014	314
2015	331
2016 and thereafter	95
990

c.  On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a Refinancing Agreement with a related company (owned 45.45% by a related party) ("The related company").  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel in Tel Aviv ("The Hotel") to the related company at a price of $ 450 (in dollars) per minibar for a total of $ 211.5. The minibars will remain at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Hotel. The title to the minibars now rests with the related company

d.      On January 28, 2010, HOMI entered into two loan agreements with related parties as follows:

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

2.
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

During the years 2010 and 2011, HOMI has paid interest on these loans, but not any principal.  According to the terms of these 2010 loan agreements, HOMI was to commence payment of principal at the end of the first quarter of 2012.  On December 2011, the lenders agreed to HOMI’s request to recycle these two loan agreements into two new loan agreements.  These new loans are each for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans

The other loans terms  have not been changed.

In respect of change in the terms of the loans, lenders benefit was created at $ 300 and expressed in company's other comprehensive income.

e.
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

f.
On June 14, 2010, HOMI Industries entered into a second loan agreement with the abovementioned related party, pursuant to which HOMI Industries received a loan of  NIS 671 (approximately $ 173 when received) for the installation of 363 HOMI minibars in a Hotel in Israel.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in lender's favor computerized minibar systems, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed during September 2010 at the Royal Beach Hotel in Eilat, Israel and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

g.
On October 26 2011, HOMI Industries entered into an additional loan agreement with the above mentioned related party, pursuant to which HOMI Industries received a loan of $ 108 for the installation of 270 HOMI minibars in a Hotel in Israel.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in lender's favor computerized minibar systems, including 270 HOMI ® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at the Herods Hotel in Jerusalem, Israel and operates for the Hotel under outsource operation agreement which HOMI’s affiliate signed with the hotel.

Repayments of this loan  and the loans mentioned in e. and f. above, computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 6:-                      LOANS FROM RELATED PARTIES (cont.)

h.   On December 2011, HOMI received three additional loans from shareholders, amounting to $ 80.  Each loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest.

NOTE 7:-                 CONVERTIBLE NOTES

a.	Composed as follows	December 31,
		2011	2010
	Current maturities of long-term liability	-	74
		-	74

b.
During the years 2006 and 2007, HOMI raised $ 494 through the issuance of notes. The notes bear interest at a rate of 8% per annum and are convertible into common stock at a conversion price ranging between 50 cents and 80 cents per share, depending on the conversion dates.

Interest on the notes is due and payable on a quarterly basis commencing March 2007. Principal was repaid in eight equal quarterly installments commencing December 2008. The principal repaid in 2011 and 2010 was $ 0 and $ 205, respectively.

NOTE 8:-                 LONG-TERM LOANS FROM OTHERS

a. Composed as follows:
	December 31,
	2011	2010
Long- term liability (see c below)	2,341	1,518
Current maturities of long-term liability	228	184
	2,569	1,702

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2011 are as follows:

Year	Amount
2012	228
2013	716
2014	1,100
2015	525
2,569

c.  (1)   In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2011 and 2010 amounted to approximately $ 415 and   $ 549, respectively.

(2)	HOMI Industries Ltd (“HOMI Industries”), which is a wholly owned subsidiary, entered into two loan agreements with Moise Laurent Elkrief and Sonia Elkrief (“Elkrief”).
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

Loans repayment will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loanAgreements.

(3)
On October 5, 2010, HOMI Industries Ltd. signed a loan agreement with Tomwood Limited, which is a BVI company (“Tomwood”). Pursuant to this agreement, Tomwood shall loan to HOMI Industries $2,000. This loan will be made available to HOMI Industries in four, equal installments of $ 500 each. As of December 31,2011 all the installments were received.

The Tomwood loan bears interest at a rate of 10% per annum, to be paid quarterly, starting one quarter after the first installment of the loan.

HOMI Industries will repay this loan in eight consecutive, quarterly payments, commencing as of September 30, 2013 and ending on June 30, 2015.

HOMI Industries will use $ 1,500 of the Tomwood loan for the sole purpose of manufacturing and/or purchasing, and installing, minibar type products, and performing the logistics required in connection with these activities, including run-in of new installations and debugging of new installations.

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

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 9:-                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2011	2010
Employees and payroll accruals	150	154
Accrued expenses	145	134
Government authorities and others	52	51
Other	37	-
Related parties	5	12
	389	351

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS

a.	HOMI and its affiliates have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms.

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

c.
HOMI Industries has registered fixed charges over certain of its assets, including certain minibars and the rights to receivables generated by such minibars , in favor of  third parties, as security for loans which were given to HOMI by such third parties, or to secure profit sharing payments which HOMI undertook to pay to such parties. Total liabilities secured by these fixed charges as of December 31, 2011 and 2010 are in the amount of approximately $ 1,000. See also Notes 10g, 8c (3) and 6(e-g).

d.	Rent expenses -

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.
In addition, the Company’s U.S. counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 10:-                      COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS (cont.)

In addition, the Company rents space under various month to month arrangements for certain facilities. The Company rents office space in Herzliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel and HOMI Industries. In October 2010 the company relocated its offices to another location in Herzliya. During the years ended December 31, 2011 and 2010, rent expenses amounted to $ 49 and $ 74, respectively.

Rent commitments:
Future minimum lease commitments under non-cancelable operating leases are as follows:

First year	49
Second year	37
Total	86

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

g.
During March to June, 2010, HOMI Industries and Best Bar Services Ltd. ("Best Bar"), began to implement the cooperation pursuant to the Memorandum of Understanding they entered into as of 23 September 2009 ("the MOU”), with a partial test installation of Best Bar’s Open Display, Open Access Computerized Minibars, in one Hotel in Israel. Following this test, HOMI has included the Best Bar minibar in its catalogue of minibars, represented as the “HOMI® 232” model. During 2011 HOMI installed the “HOMI® 232” Minibar in 3 hotels in Israel and one hotel in the USA.

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
Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

NOTE 12:-                      CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business).

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2011	2010

Customer A	12.8%	12.7%
Customer B	8.5%	8.8%
Customer C	6.4%	8.5%
Customer D	5.9%	7%
Customer E	4.5%	5%
Customer F	4.4%	5%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2011	2010

Israel	57%	55%
USA	35%	35%
ROW	8%	10%
Total	100%	100%

c.	As of December 31, 2011, $ 2,215 of the consolidated long-lived assets were located in Israel;
$ 1,119 in the USA and $ 643 in ROW. As of December 31, 2010, $ 2,218 of the consolidated long-lived assets were located in Israel; $ 1,514 in the USA; and $ 437 in ROW.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 13:                           INTEREST AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

	Year ended December 31,
	2011	2010

Interest on long-term loans (1)	(393)	(185)
Linkage difference and others, net	28	(66)
	(365)	(251)

(1) As for financial expenses to shareholders, see Note 16a.

NOTE 14:-                      OTHER EXPENSES

	Year ended December 31,
	2011	2010
Dismantling of Minibars	(64)	(134)
Capital loss (a)	-	(126)
Capital loss from selling the activity in Germany and Italy (see Note 1d)	-	(85)
Others	(1)	(6)
	(65)	(351)

(a)
Homi Australia ceased the operating of  the Minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the Minibars installed to the hotel, for up to AU$ 435 (approx. $ 396). The amount will be repaid over maximum of 50 monthly payments which will be based on the monthly performance of the hotel as detailed in the agreement. Title in the System shall immediately pass to Hilton, after those repayments, for the nominal price of one AU$.

The balance of the debt is presented in the financial statements part at other accounts receivable (in 2011 and 2010) and part at long term receivables (in 2010).

NOTE 15:-                      TAXES ON INCOME

a.	Corporate tax structure:

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2010, 24% in 2011 and 25% in 2012 and thereafter.
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

c.	As of December 31, 2011, loss carryforwards are approximately:

$
HOMI USA Inc. *	3,061
HOMI Israel Ltd.	1,349
HOMI Industries Ltd.	2,273
HOMI Europe SARL	1,025
HOMI Inc.	455
HOMI UK LTD.	583
HOMI Australia PTY.	340
HOMI France	103
9,189

 *    Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred Tax assets-Operating loss carryforwards	2,258	1,772
Deferred Tax Liabilities-Temporary differences in regard to expenses and property	(59)	(62)

Net deferred tax asset before valuation allowance	2,199	1,710
Valuation allowance	(2,199)	(1,710)

Net deferred tax	-	-

As of December 31, 2011, the Company had provided valuation allowances of $ 2,199 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities. The valuation allowance increase by approximately $ 489 during the year ended December 31, 2011 and decreased by approximately $ 260 during the year ended December 31, 2010.

e.	Composition of taxes on income:

	Year ended December 31,
	2011	2010
Current taxes	-	2
	-	2

f.	Breakdown of losses before taxes:

	Year Ended December 31,
	2011	2010
Israel	1,171	1,013
USA	379	417
ROW	195	476
	1,745	1,906

g.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 16:-                      RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2011	2010
Directors' fees	15	16
Directors' liability insurance	24	24
Consulting and management fees	531	543
Interest Expense	67	54
	637	637

b.	As for balances and loans as of December 31, 2011 and 2010 - see Note 6.

NOTE 17:-   EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.  On January 8, 2012 HOMI entered into a loan agreement with a related company, which is a company owned by HOMI’s Chairman. The related party loaned HOMI NIS 850 thousand (approximately $ 220 when received). The loan is index linked to Israel’s Consumer Price Index and bears interest at a rate of 6% per annum. The loan is for a period of four years, with quarterly repayments. The first two years will be grace period on the principal. During the grace period, the lender is entitled to convert the loan into shares of HOMI’s common stock, at a price per share of 3 cents during the first year.

b. On March 11, 2012, HOMI Industries Ltd, entered into a loan agreement with a related Company Pursuant to this agreement, the related Company agreed to loan to HOMI Industries the sum of $90.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

During the year ending December 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2011, management had performed the examination with regard to all of HOMI’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2011, management has examined all of HOMI’s material subsidiaries, and has concluded that all internal controls and procedures are effective.

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

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2011 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Daniel Cohen	56	President, Director

Jacob Ronnel	55	CEO, CFO, Director

Ariel Almog	44	COO, Director

Avraham Bahry	66	Chairman

Kalman Huber	66	Director

Yoav Ronen	52	Director

Biographies

Avraham Bahry, 66 has been a director of HOMI since December 2004 and its Chairman from December 2004 to March 2007. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Daniel Cohen, 56, was appointed President of HOMI in August 2008 and was elected to the Board of Directors on November 20, 2008. Mr. Cohen has been a consultant to HOMI since September 2007... Mr. Cohen created a number of highly successful businesses including DAC Systemes (exclusive distributor in France Lebanon, Mauritius and Israel) for Micros Systems - world leaders in hospitality management, and eventually selling to Micros in 1995 From 1997 to 2005, Mr. Cohen served as Chairman, President and Chief Executive Officer of Bartech Systems International, Inc., a U.S. corporation which creates automated mini-bar solutions for the hotel industry. Mr. Cohen is a director of several small companies. From 1991 to 2000 ($40m to $300m), he was a director at Micros Systems Inc, like HOMI, a NASDAQ listed company. Mr. Cohen is a graduate of Ecole Hoteliere de Lausanne (International Institute of Hospitality Management) and is a graduate of the Advanced Management Program, INSEAD.

Jacob Ronnel, 55, has been Chief Executive Officer and a director of HOMI since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 44, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Kalman Huber- 66, was elected to HOMI's board of directors as of April 2009. Mr Huber has many years of experience in the hotel industry .Mr Huber served as Senior Vice President and CFO of the Sheraton Moriah chain in Israel, a chain comprised of the Sheraton hotels in Israel and the Moriah hotels, from 1999 to 2007.   Since 2007, Mr. Huber has been Senior Vice President and CFO of Azorim Tourism, which, in addition to the Sheraton Moriah hotels, included the Accor hotels in Israel. Before joining Sheraton Moriah, Mr Huber worked for many years at IBM where he served as Assistant General Manager and CFO, and Assistant General Manager Marketing and Sales in IBM Israel, as well as holding senior positions in finance at IBM’s European headquarters.

Yoav Ronen, 52, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen received a Bachelor’s degree in Business and Accounting from Tel Aviv University.

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

ITEM 11:	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel Chief Executive Officer, Chief Financial Officer	2010	166,365							166,365
	2011	165,548							165,548
Daniel Cohen President	2010	162,233							162,233
	2011	149,516							149,516
Ariel Almog COO (1)	2010	214,118							214,118
	2011	216,064							216,064

 (1)Mr. Almog's entire salary was paid by HOMI USA, Inc.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $1,000 per directors meeting, and $500 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avraham Bahry	$ 3,000						$ 3,000
Jacob Ronnel*
Ariel Almog*
Kalman Huber	$ 7,000						$ 7,000
Yoav Ronen	$ 4,500						$ 4,500

* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

48

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 15, 2012, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned (1)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	7,141,434	7.98%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	10,917,501	12.20%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	2,826,351	3.16%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	10,271,283	11.48%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	26,565	0.03%

Kalman Huber 17, Levy Eshkol st. Tel Aviv, Israel	0	0.00%

All officers and directors as a group (6people) (1)(2)	31,183,134	34.86%

(1)	Based of total of 89,453,364 shares out standing as of March 15, 2012.

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

HOMI has paid interest on these, above mentioned loans, but not any principal.  According to the terms of these 2010 loan agreements, HOMI was to commence payment of principal at the end of the first quarter of 2012.  On December 15 and 16, 2011, the lenders agreed to HOMI’s request to recycle these two loan agreements into two new loan agreements.  These new loans are each for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.

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

On October 26, 2011, HOMI Industries entered into a loan agreement with Ilan Bahry, Amir Schechtman and Oded Yeoshoua pursuant to which HOMI Industries received a loan of $108,000 in accordance with the new business model whereby HOMI sells or receives loans against HOMI minibars, installed or to be installed in various hotels, and HOMI continues to manage and operate these minibars in return for a management fee and profit sharing arrangements.

As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender’s favor a computerized minibar systems, including 270 HOMI® computerized minibars, 19 HOMI® External Dry Sections, a central unit and a license to HOMI® software, which HOMI Israel Ltd has installed at the Leonardo Plaza Hotel, located in Jerusalem, Israel and which HOMI Israel will operate for that hotel under an outsource operation agreement which HOMI Israel signed with the hotel.  Loan repayments will be computed on the basis of outsource operation revenues net of operational payments, allocated amongst the parties in accordance with the terms detailed in the loan agreement.

On December 16-20, 2011, HOMI entered into three additional loans with related parties, as follows:  Daniel Cohen, HOMI’s president - $48,000; Jacob Ronnel, HOMI’s CEO - $20,000; Ariel Almog, CEO of HOMI’s US subsidiary - $12,000.  Each loan is for a period of four years, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest,

On January 8, 2012, Hotel Outsource Management International, Inc. (“HOMI”) entered into a new loan agreement with Bahry Business & Finance (1994) Ltd., which is a company controlled by Avraham Bahry, chairman of HOMI’s board of directors. Pursuant to such loan agreement, Bahry Business & Finance (1994) Ltd. loaned to HOMI the sum of NIS 850,000 (c. $220,000).  The loan is in Israeli Shekels and is linked to Israel’s CPI and bears 6% annual interest.  The loan is for a period of four years, including two years’ grace on the principal, and the lender is entitled during such grace period to convert the loan into shares of HOMI’s common stock at $.03 per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of the loan.

On March 11, 2012, HOMI Industries Ltd, a wholly owned subsidiary of HOMI, entered into a loan agreement with Globetrip Ltd., a company of which Daniel Cohen, HOMI’s President, owns 45.45%.  Pursuant to this agreement, Globetrip agreed to loan to HOMI Industries the sum of $90,000. The agreement was dated February 7, 2012, but the signing process was not completed until March 11, 2012.

As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in lender’s favor a computerized minibar systems, including 192 used HOMI® 330/336 computerized minibars, 96 used Bartech™ computerized minibars, a central unit and a license to HOMI® software, of which the 96 Bartech™ Units are already installed and operational at the Carlton Tel-Aviv Hotel and the 192 HOMI® Units are scheduled to be installed at such hotel between May and September 2012, and which HOMI Israel Ltd has undertaken to operate under an outsource operation agreement which was signed and entered into as of Feb. 2, 2012.    Loan repayments will be computed on the basis of outsource operation revenues net of operational payments, allocated amongst the parties in accordance with the terms detailed in the loan agreement.

Loans repayments for these related party loans will be computed on the basis of revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loans agreements.

During the years ended December 31, 2011, HOMI incurred various related party expenses for the following:

Description	2011
Directors’ fees and liability insurance	$38,869
Consulting fees	$531,128
Interest Payments	$67,324
Totals	$637,321

Director Independence

Our current Board members consist of Daniel Cohen, Avraham Bahry, Jacob Ronnel, Ariel Almog, Yoav Ronen, and Kalman Huber. The Board has determined that Messrs. Ronen and Huber are independent applying the definition of independence under the listing standards of the American Stock Exchange. Messrs. Cohen, Bahry, Ronnel and Almog are not independent.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2011 for professional services rendered by Barzily & Company for the audit of the December 31, 2010 and 2011 financial statements approximated $ $ 83,000 and $72,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2010 and 2011, we paid $ 29,000 and $11,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2010 and 2011 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2010 and 2011, we paid $29,000 and $11,000, respectively, for other products and services.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement (1) (3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1)(9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1)(10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008 (1)(11)
10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1)(12)
10.25	Employment Agreement between HOMI Israel and Jacob Ronnel(13)
10.26	Employment Agreement between HOMI Israel and Daniel Cohen (14)
10.27	Loan Agreement between HOMI and Daniel Cohen dated April 17, 2009 (15)
10.28	Loan Agreement between HOMI and Avraham Bahry dated May 12, 2009 (16)
10.29	Loan Agreement between HOMI and Jacob Ronnel, Ariel Almog and William and Pai-wen Buckley dated June 23, 2009 (17)
10.30	Agreement between HOMI and subsidiaries dated June 30, 2009 (18)
10.31	Agreement between HOMI Israel and Globetrip Ltd. dated July 20, 2009 (19)
10.32	Agreements between HOMI and Avraham Bahry, and HOMI and Daniel Cohen dated August 3, 2009 (20)
10.33	Agreement between HOMI and Dry Tongues Ltd dated October 12, 2009 (21)
10.34	Loan Agreements between HOMI Industries Ltd. And Moise Laurent Elkrief and Sonia Elkrief dated November 12, 2009 (22)
10.35	Loan Agreements between HOMI Israel and Bahry Business & Finance (1994) Ltd, and HOMI and Daniel Cohen dated January 28, 2010 (23)
10.36	Loan Agreement between HOMI Israel and Ilan Bahry, Amir Schechtman and Oded Yeoshoua dated February 24, 2010 (24)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008.

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

(13)	Incorporated by reference from Form 8-K filed January 28, 2009

(14)	Incorporated by reference from Form 8-K filed February 5, 2009

(15)	Incorporated by reference from Form 8-K filed April 21, 2009

(16)	Incorporated by reference from Form 8-K filed May 15, 2009

(17)	Incorporated by reference from Form 8-K filed June 25, 2009

(18)	Incorporated by reference from Form 8-K filed June 7, 2009

(19)	Incorporated by reference from Form 8-K filed July 29, 2009

(20)	Incorporated by reference from Form 8-K filed August 7, 2009

(21)	Incorporated by reference from Form 8-K filed October 14, 2009

(22)	Incorporated by reference from Form 8-K filed November 17, 2009

(23)	Incorporated by reference from Form 8-K filed February 2, 2010

(24)	Incorporated by reference from Form 8-K filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: March 28, 2012	By:	/S/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/S/ Daniel Cohen		/S/ Jacob Ronnel
	Daniel Cohen, President, Principal Executive Officer, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Dated:	March 28, 2012	Dated:	March 28, 2012

	/s/ Ariel Almog		/s/ Avraham Bahry
	Ariel Almog, Director		Avraham Bahry, Director
Dated:	March 28, 2012	Dated:	March 28, 2012

	Jacob Faigenbaum, Director		Kalman Huber, Director
Dated:		Dated:

Yoav Ronen, Director
Dated: