Form 10-Q
period 2012-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2012-05-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 89,453,364 as of March 31, 2012

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2012

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2012 and December 31, 2011	2-3

Statements of Operations -
Three months ended March 31, 2012 and 2011	4

Statements of Cash Flows -
Three months ended March 31, 2012 and 2011	5-6

Notes to Financial Statements	7-10

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of March 31,	As of December 31,
	2012	2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	101	291
Short-term bank deposits	55	54
Trade receivables (net of allowance for doubtful accounts of $ zero as of March 31, 2012 and December 31,2011)	605	436
Other accounts receivable	269	240
Inventories	380	355

TOTAL CURRENT ASSETS	1,410	1,376

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,138	3,964
Other property and equipment	18	13

TOTAL PROPERTY AND EQUIPMENT	4,156	3,977

OTHER ASSETS:

Deferred expenses, net	16	17
Intangible assets	46	47

TOTAL OTHER ASSETS	62	64

TOTAL	5,628	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY	Unaudited	Audited

CURRENT LIABILITIES:

Current maturities of long term loans from related parties	152	133
Current maturities of long-term loans from others	229	228
Trade payables	803	555
Accrued expenses and other current liabilities	447	389

TOTAL CURRENT LIABILITIES	1,631	1,305

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	832	557
Long-term loans from others ,net of current maturities	2,289	2,341
Accrued severance pay, net	44	38

TOTAL LONG-TERM LIABILITIES	3,165	2,936

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2012 and December 31, 2011;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 89,453,364 shares issued and outstanding as of March 31, 2012 and as of December 31, 2011;	89	89
Additional paid-in capital	10,185	10,185
Accumulated other comprehensive income	335	362
Accumulated deficit	(9,777)	(9,460)

TOTAL SHAREHOLDERS' EQUITY	832	1,176

TOTAL	5,628	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2012	2011
	Unaudited

Revenues	858	710

Cost of revenues:

Depreciation	(145)	(166)

Other	(530)	(420)

Gross profit	183	124

Operating expenses:

Research and development	(34)	(26)

Selling and marketing	(62)	(94)

General and administrative	(309)	(363)

Operating loss	(222)	(359)

Financing expenses and foreign currency translation, net	(84)	(86)

Other income(expenses), net	(11)	3

Net loss	(317)	(442)

Basic and diluted net loss per share	(0.0035)	(0.0049)

Number of shares used in computing basic and diluted net loss per share	89,453,364	89,453,364

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Three Months Ended March 31,
	2012	2011
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(317)	(442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	177
Increase in accrued severance pay, net	6	2
Interest and linkage differences in regard to shareholders and subsidiaries	8	(13)
Changes in assets and liabilities:
Increase in inventories	(24)	(37)
Decrease (Increase) in trade receivables	(167)	31
Increase (Decrease) in related parties	28	(3)
Increase in other accounts receivable	(55)	(5)
Increase (Decrease) in trade payables	(44)	87
Increase (Decrease) in accounts payable and accrued expenses	33	(26)

Net cash used in operating activities	(382)	(229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	26	16
Purchases and production of property and equipment	(37)	(211)
Short-term bank deposits, net	(1)	3

Net cash used in investing activities	(12)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	275	-
Payments of long- term loans to related parties	(16)	(19)
Payments of long-term loans to others	(51)	(88)
Proceeds from others	-	500

Net cash provided by financing activities	208	393

Effect of exchange rate changes on cash and cash equivalents	(4)	15
Decrease in cash and cash equivalents	(190)	(13)
Cash and cash equivalents at the beginning of the period	291	708
Cash and cash equivalents at the end of the period	101	695

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Three Months Ended March 31,
	2012	2011
	Unaudited
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	442	34

Receivables in regard to property and equipment	140	261

Cash paid during the period for interest	77	73

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

During the current period, the company started in research and development of an additional product, HOMI® 226.

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI shall continue to manage and operate these minibars in return for a management fee and profit sharing arrangements.

d.	As of March 31, 2012, the Company had $156 in cash, including short term deposits.
The Company continues to incur losses ($317 in the three months ended March 31, 2012) and also has a deficit in working capital of $ 221 for this period.
In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.
The Company's preferred method is the new business model, described in item c. above.

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others, see c above.  The financial statements do not include any adjustments regarding asset and liability valuations and their restatement that would likely be required in the event that the company would not be able to continue its operations as a "going concern."

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-K filed March 30, 2012.

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

The majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The translation differences are attributed to the capital reserve from translation differences.

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

e.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

	March 31,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$ 0.269	$ 0.262
Euro (EU)	$ 1.333	$ 1.292
Australian Dollar (AU$)	$ 1.039	$ 1.015
Pound Sterling (GBP)	$ 1.599	$ 1.542
Consumer Price Index ("CPI"):	120.38	120.38

	Three Months Ended March 31,
Increase in Rate of Exchange:	2012	2011
NIS	2.86%	1.77%
EU	3.17%	6.50%
AU$	2.36%	1.57%
GBP	3.70%	3.94%
Consumer Price Index ("CPI"):	0.0%	0.90%

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                 FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:
		Number of Minibars Operated
Subsidiary Name	Area	31.03.2012	31.03.2011
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (3), (4)	Israel	4,390	3,510
HOMI USA, Inc. and HOMI Canada, Inc. (3), (4)	U.S.A. and Canada	3,386	4,187
HOMI Europe SARL (2)	Europe	917	604
		8,693	8,301

(1) A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of March 31, 2012 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,244	1,388	1,499	4,131

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of March 31, 2012 located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	819	0	1,065

(4) The Company operates 964 minibars in Israel and 72 minibars in the U.S.A. that are not owned by the Company.

NOTE 4:-                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, the Company incurred various related party expenses as follows:

	Three Months Ended March 31,
Description	2012	2011
	Unaudited

Directors' Fees and Liability Insurance	9	10
Consulting and Management Fees	96	148
Financial Expenses	20	18
Benefit Reduction for loan	19	-
Total	144	176

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2012 and our results of operations for the three months ended March 31, 2011 and 2012. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2011 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2012 and 2011.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2011 the Company’s balance sheet includes $3,977,000 of fixed assets, net.  As of March 31, 2012, our balance sheet included $ 4,156,000 of fixed assets net. The Company has completed its impairment test for the three months ended March 31, 2012 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibars, the HOMI® 336 and HOMI® 330.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe and Israel. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011.

REVENUES

For the three months ended March 31, 2012 and 2011, HOMI had revenues of $858,000 and $710,000, respectively, an increase of $148,000 or 21%. These revenues arise primarily from the sale of refreshments in the minibars as well as the direct sale of HOMI minibars. The increase of revenues is mainly due to an increase of the quantity of minibars that we operated and sold during this period.
For the three months ended March 31, 2012, our three largest customers accounted for approximately 22.55 % of our total revenues. During the same period of 2011, our three largest customers collectively accounted for 30.65 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, increased from $290,000 for the three months ended March 31, 2011 to $327,000, for the three months ended March 31, 2012.  Gross profit margin, before consideration of depreciation expense, decreased from 40.8% to 38.1%.

Gross profit, after consideration of depreciation expense, increased from $124,000 for the three months ended March 31, 2011 to $ 183,000, for the three months ended March 31, 2012.  Gross profit margin increased from 17.5 % to 21.3%.

The improvement in Gross Profit margin is mainly due to an increase of the quantity of minibars that we operated.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2011 and 2012 were $ 420,000 and $530,000, respectively, an increase of $ 110,000 or 26.2%.
Depreciation expense for the three months ended March 31, 2011 and 2012 approximated $ 166,000 and $145,000, respectively, a decrease of $21,000, or 12.7%.  As a percentage of revenues, depreciation expense decreased from 23.4 % to 16.9%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The basic research and development of an additional product, HOMI® 330, was completed in 2009. The research and development of an additional product, HOMI® 226, began in the first quarter of 2012. Total research and development expenses for the three months ended March 31, 2011 were $26,000, and $ 34,000 for the three months ended March 31, 2012.

OPERATING EXPENSES

General and Administrative expenses decreased from $  363,000  for the three months ended March 31, 2011 to $ 309,000 for the three months ended March 31, 2012, or by  14.9%. As a percentage of revenues, general and administrative expenses decreased from 51.1 % to 36.0%.

This decrease is due to cost reduction and ongoing efforts to save on general and administrative expenses.

Selling and Marketing expenses decreased from $ 94,000 for the three months ended March 31, 2011 to $62,000 for the three months ended March 31, 2012, or by 34.0%, primarily as a result of our efforts to reduce marketing expenses.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2011 we had financial expenses (net) of $ 86,000 and for the three months ending March 31, 2012, we had financial expenses (net) of $ 84,000.

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2011 and 2012 we had other income (expenses), net  of $3,000 and ($ 11,000), respectively.

NET INCOME (LOSS)
As a result of the above, for the three months ended March 31, 2011 and 2012 we had a net loss of $ 442,000 and $ 317,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2012 of $ 9,777,000. During the three months ended March 31, 2012, we had net loss of $ 317,000.

Our financing activities resulted in cash of approximately $ 208,000 during the three months ended March 31, 2012.During the three months ended March 31, 2012 we used cash in the amount of $382,000.

On March 31, 2012, we have long term liabilities of approximately $ 3,165,000 which are comprised , mainly, of loans.

At March 31, 2012, the Company had $156,000 in cash, including short term deposits

In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds from shareholders or others.  The Company's preferred method is its new business model, pursuant to which we  obtain a loan from a third party in order to finance the purchase and installation of minibars at a specific hotel with which we have an outsourcing agreement. The minibars, once installed and operational, remain in place at the hotel, and we operate and maintain these minibars in accordance with our outsourcing agreement. A sum equal to a portion of our revenues from the outsourcing agreement is paid to the third party each month, towards repayment of the loan, usually for the duration of the outsourcing agreement, and a minimum of 8-9 years.

Management believes that the Company's new business model and continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, there were no sales of unregistered equity securities.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 12, 2012	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: May 12, 2012	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)