Form 10-Q
period 2012-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2012-08-20
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  199,950,602 as of June 30, 2012.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2012

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 –CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2012 and December 31, 2011	F2-F3

Statements of Operations -
Six and three months ended June 30, 2012 and 2011	F4

Statements of Cash Flows -
Six months ended June 30, 2012 and 2011	F5-F6

Notes to the Financial Statements	F7-F11

- - - - - - - - - - - - - - - - -

F1

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of June 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	140	291
Short-term bank deposits	54	54
Trade receivables (net of allowance for doubtful accounts of $ zero as of June 30, 2012 and December 31,2011)	554	436
Other accounts receivable	206	240
Inventories	352	355

TOTAL CURRENT ASSETS	1,306	1,376

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,116	3,964
Other property and equipment	28	13

TOTAL PROPERTY AND EQUIPMENT	4,144	3,977

OTHER ASSETS:

Deferred expenses, net	14	17
Intangible assets	45	47

TOTAL OTHER ASSETS	59	64

TOTAL	5,509	5,417

The accompanying notes are an integral part of the consolidated financial statements.

F2

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	180	133
Current maturities of long-term loans from others	237	228
Trade payables	935	555
Accrued expenses and other current liabilities	405	389

TOTAL CURRENT LIABILITIES	1,757	1,305

LONG-TERM LIABILITIES:

Long-term loans from related parties ,net of current maturities	786	557
Long-term loans from others ,net of current maturities	466	2,341
Accrued severance pay, net	46	38

TOTAL LONG-TERM LIABILITIES	1,298	2,936

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2012 and December 31, 2011;	-	-
Common stock of $ 0.001 par value – 205,000,000 shares authorized; 199,950,602 shares issued and outstanding as of June 30, 2012 and 89,453,364 as of December 31, 2011.	200	89
Additional paid-in capital	12,074	10,185
Capital reserve	1,597	300
Accumulated other comprehensive income	44	62
Accumulated deficit	(11,461)	(9,460)

TOTAL SHAREHOLDERS' EQUITY	2,454	1,176

TOTAL	5,509	5,417

The accompanying notes are an integral part of the consolidated financial statements.

F3

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)

Revenues	870	863	1,728	1,573

Costs of revenues:
Depreciation	(145)	(164)	(290)	(330)
Other	(613)	(549)	(1,143)	(969)

Gross profit	112	150	295	274

Operating expenses:

Research and development	(32)	(24)	(66)	(50)

Selling and marketing	(72)	(82)	(134)	(176)

General and administrative	(297)	(370)	(606)	(733)

Operating loss	(289)	(326)	(511)	(685)

Financing expenses and foreign currency translation, net	(98)	(97)	(182)	(183)

Benefit Reduction for Loan*	(1,296)	-	(1,296)	-

Other expenses, net	(1)	(4)	(12)	(1)

Loss before taxes on income	(1,684)	(427)	(2,001)	(869)

Provision for income taxes	-	(1)	-	(1)

Net loss	(1,684)	(428)	(2,001)	(870)

Basic and diluted net loss per share	(0.022)	(0.005)	(0.022)	(0.010)

Number of shares used in computing basic and diluted net loss per share	90,681,111	89,453,364	90,067,238	89,453,364

*See also Note 5.

The accompanying notes are an integral part of the consolidated financial statements

F4

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,001)	(870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302	346
Increase in accrued severance pay, net	8	4
Interest and linkage differences in regard to shareholders and subsidiaries	(21)	(43)
Financial expenses for the benefit component in converting a loan into shares	1,296	-
Benefit component in loans amortization	37	-
Changes in assets and liabilities:
Decrease (Increase) in inventories	4	(67)
Increase in trade receivables	(118)	(75)
Increase in related parties	33	2
Decrease (Increase) in other accounts receivable	(24)	55
Increase in trade payables	49	185
Increase (Decrease) in accounts payable and accrued expenses	(22)	51

Net cash used in operating activities	(457)	(412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	60	38
Purchases and production of property and equipment	(132)	(233)
Short-term bank deposits, net	-	3

Net cash provided by (used in) investing activities	(72)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) related parties, net	30	(28)
Proceeds from (payments of) long term loans from others, net	129	375
Proceeds from long-term loans from shareholders, net	220	-

Net cash provided by financing activities	379	347

Effect of exchange rate changes on cash and cash equivalents	(1)	30
Decrease ( Increase ) in cash and cash equivalents	(151)	(227)
Cash and cash equivalents at the beginning of the period	291	708
Cash and cash equivalents at the end of the period	140	481

The accompanying notes are an integral part of the consolidated financial statements.

F5

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	460	87

Receivables in regard to property and equipment	51	216

Conversion of loan into shares	2,000	-

Cash paid during the year for interest	151	121

The accompanying notes are an integral part of the consolidated financial statements.

  F6

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

An additional model “HOMI® 232” of Open Display, Open Access Computerized Minibars, was installed during 2010 in several Hotels.
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

d.	As of June 30, 2012, the Company had $194 in cash, including short term deposits.
The Company continues to incur losses ($2,133 in the six months ended June 30, 2012) and also has a deficit in working capital of $ 449 for this period.
In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the new business model, described in item c. above.
In addition, the Company signed new loan agreements with shareholders, for the amount of $300, see also Note 6.

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others.

The financial statements do not include any adjustments regarding asset and liability valuations and their restatement that would likely be required in the event that the company would not be able to continue its operations as a "going concern".

e.	See also Note 5.

F7

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-   SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-K filed March 30, 2012.

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

F8

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

e.	Exchange rates
Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

	June 30,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$ 0.255	$ 0.262
Euro (EU)	$ 1.257	$ 1.292
Australian Dollar (AU$)	$ 1.017	$ 1.015
Pound Sterling (GBP)	$ 1.563	$ 1.542
Canadian Dollar (CAN$)	$ 0.975	$ 0.979
Consumer Price Index ("CPI"):	121.88	120.38

Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange and the Consumer Price Index ("CPI") in Israel:	2012	2011
NIS	(2.67%)	3.9%
EU	(2.70%)	8.5%
AU$	0.20%	1.7%
GBP	1.36%	3.4%
CAN$	0.00%	1.1%
Consumer Price Index ("CPI"):	1.25%	1.1%

F9

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-   SIGNIFICANT ACCOUNTING POLICIES (cont.)

f.	Implementation of New Accounting Standards

In July 2010, the FASB issued an update to ASC 310, "Receivables," that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity's allowance for credit losses and the credit quality of its financial receivables. The new and amended disclosure requirements focus on such areas as non accrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In January 2011, the FASB issued an additional update to ASC 310 which temporarily delayed the effective date of the disclosures in regard to troubled debt restructuring abovementioned. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this Standard does not have an effect on the Company.

 NOTE 3:-    FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.06.2012	30.06.2011
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	4,347	3,710
HOMI USA, Inc. and HOMI Canada, Inc. (1), (3)	U.S.A. and Canada	3,516	4,187
HOMI Europe (1), (2), (3)	Europe	1,499	776
		9,362	8,673

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.
 As of June 30, 2012 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,490	2,233	1,499	5,222

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of June 30, 2012 located as follows:\

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	819	0	1,065

In addition the Company operates 1,157 minibars in Israel and 72 minibars in the U.S.A. that are not owned by the Company.

F10

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-     RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2012 and 2011, the Company incurred various related parties expenses as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	Unaudited		Unaudited
Directors' Fees and Liability Insurance	9	10	18	20
Consulting and Management Fees	106	146	202	294
Financial Expenses	43	18	82	36
Total	158	174	302	350

See also Note 5.

NOTE 5: -    SIGNIFICANT EVENTS DURING THE PERIOD

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries received $2,000.
This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.
On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 Company shares in the price of $ 0.0181 dollar per share. As a result of the conversion, Tomwood now holds approximately 55% of the Company's issued share capital.
Value of the costed benefit component of this transaction in the amount of approximately $ 1,296, was charged to capital and offset against financing expenses.
Any and all liens on HOMI assets used as security for the Tomwood loan are being removed.

NOTE 6:-     EVENTS SUBSEQUENT TO BALANCE SHEET DATE
On July 12, 2012, HOMI received two new loans from shareholders amounting to $ 300, bearing 8% annual interest. Each loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreements, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loans by issuing shares of HOMI’s common stock, to the lenders, at the same price per share as in the rights offering.

F11

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2012 and our results of operations for the three months ended June 30, 2011 and 2012. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2011 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2012 and 2011.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2011 the Company’s balance sheet includes $3,977,000 of fixed assets, net.  As of June 30, 2012, our balance sheet included $4,144,000 of fixed assets net. The Company has completed its impairment test for the six months ended June 30, 2012 and has concluded that no impairment write-off is necessary.

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

 HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe, Israel and. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011.

REVENUES

For the three months ended June 30, 2012 and 2011, HOMI had revenues of $ 870,000 and $ 863,000, respectively, an increase of $7,000 or 1.00%. These revenues arise primarily from the sale of refreshments in the minibars.

For the three months ended June 30, 2012, our three largest customers accounted for approximately 28.83 % of our total revenues.  During the same period of 2011, our three largest customers collectively comprised 29.44 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $314,000 for the three months ended June 30, 2011 to $ 257,000.  For the three months ended June 30, 2012, gross profit before consideration of depreciation expense a decrease of $57,000. Comparing the three month periods ended June 30 2011 and 2012, gross profit margin, before consideration of depreciation expense, decreased from 36.38 % to 29.54%.

Gross profit, after consideration of depreciation expense, decreased from $150,000 for the three months ended June 30, 2011 to $ 112,000 for the three months ended June 30, 2012, a decrease of $38,000.  Gross profit margin decreased from 17.4 % to 12.9%, for the same reasons mentioned above.

The Operation of the HOMI® 232 minibar and the associated computerized trays required additional costs that reduced the gross profit margin.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2011 and 2012 were $ 549,000 and $ 613,000, respectively, an increase of $64,000 or
11.7%.  This increase in cost of revenues is due primarily to the installations of the HOMI232 mini bar and the associated computerized trays during the three months ended June 30 2011, required additional costs that increased the cost of revenues.

Depreciation expense for the three months ended June 30, 2011 and 2012 approximated $164,000 and $145,000, respectively, a decrease of $19,000. As a percentage of revenues, depreciation expense decreased from 19.0 % to 16.7%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2010 and 2011, we incurred additional expenses to improve the production and functionality of the minibars. The research and development of an additional product, HOMI® 226, began in the first quarter of 2012. Total research and development expenses for the three months ended June 30, 2011 were $24,000, and $32,000 for the three months ended June 30, 2012.

OPERATING EXPENSES

General and Administrative expenses were $370,000 for the three months ended June 30, 2011 and $297,000 for the three months ended June 30, 2012. As a percentage of revenues, general and administrative expenses decreased from 42.9 % to 34.1%.  This decrease is due to cost reduction and ongoing saving efforts in general and administrative expenses.

Selling and Marketing expenses decreased from $82,000 for the three months ended June 30, 2011 to $72,000 for the three months ended June 30, 2012, or by 12.2%, primarily as a result of the reduction of marketing efforts.

FINANCIAL INCOME (EXPENSES)

For the three months ended June 30, 2011 we had financial expense (net) of $97,000, and for the three months ending June 30, 2012, we had financial expense (net) of $98,000.

BENEFIT  REDUCTION FOR LOAN

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries received $2,000,000.

This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.

On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 Company shares at a price of $ 0.0181 per share. As a result of the conversion, Tomwood now holds approximately 55% of  HOMI’s  issued share capital.

Value of the costed benefit component of this transaction in the amount of approximately $1,296,000 was charged to capital and offset against expenses.

OTHER EXPENSES

For the three months ended June 30, 2011 and 2012 we had other expenses of $4,000 and $1,000, respectively.

NET LOSS

For the three months ended June 30, 2011 and 2012 we had net loss of $ 428,000 and $ 1,684,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011.

REVENUES

For the six months ended June 30, 2012 and 2011, HOMI had revenues of $ 1,728,000 and $1,573,000, respectively, an increase of $ 155,000 or 9.9%.

This increase is mainly due to the additional minibars and computerized trays installed during this period.

For the six months ended June 30, 2012, our three largest customers accounted for approximately
 25.7 % of our total revenues.  For the six months ended June 30, 2011, our three largest customers accounted for approximately 29.6 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 604,000 for the six months ended June 30, 2011 to $585,000, for the six months ended June 30, 2012, a decrease of $19,000. Gross profit margin, before consideration of depreciation expense, decreased from
 38.4 % to 33.9%.

The installations of the HOMI232 mini bars and the associated computerized trays required additional costs that reduced the gross profit margin.

Gross profit, after consideration of depreciation expenses, increases from $274,000 for the six months ended June 30, 2011 to $ 295,000 for the six months ended June 30, 2012, an increase of $21,000.  Gross profit margin decreased from 17.1 % to 17.4% for the same reasons mentioned above

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the six months ended June 30, 2011 and 2012 were $ 969,000 and $ 1,143,000, respectively, an increase of $174,000 or
18.0%.

This increase in cost of revenues is due primarily to the increase of revenues.  In addition, the installations of the HOMI232 mini bars and the associated computerized trays, required additional costs that increased the cost of revenues.

Depreciation expenses for the six months ended June 30, 2011 and 2012 approximated $330,000 and $290,000, respectively, a decrease of $ 40,000, or 12.1%. As a percentage of revenues, depreciation expense decreased from 20.1 % to 16.8%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2011 and 2012, we incurred additional expenses to improve the production of the minibars. The research and development of an additional product, HOMI® 226, began in the first quarter of 2012.  Total research and development expenses for the six months ended June 30, 2011 were $50,000 and $ 66,000 for the six months ended June 30, 2012.

OPERATING EXPENSES

General and Administrative expenses decreased from $733,000 for the six months ended June 30, 2011 to $606,000 for the six months ended June 30 2012, a decrease of $ 127,000, or 17.3%.  As a percentage of revenues, general and administrative expenses decreased from 46.6 % to 35.1%.  The decrease is mainly due to our continued efforts to reduce expenses.

Selling and Marketing expenses decreased from $176,000 for the six months ended June 30, 2011 to $134,000 for the six months ended June 30, 2012, a decrease of $ 42,000 or by 23.9%.

FINANCIAL INCOME (EXPENSES)

For the six months ended June 30, 2011 and 2012 we had financial expenses (net) of $183,000 and $182,000 of financial expenses (net), respectively.

These amounts include interest expense (net) of approximately $181,000 and $172,000, respectively.  The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

BENEFIT REDUCTION FOR LOAN

On October 5, 2010, HOMI Industries Ltd, which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries received $2,000,000. This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.

On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 HOMI common shares at a price of $0.0181 dollar per share. As a result of the conversion, Tomwood now holds approximately 55% of HOMI’s issued and outstanding shares.

Value of the costed benefit component of this transaction in the amount of approximately $1,296,000 was charged to capital and offset against expenses.

OTHER EXPENSES

For the six months ended June 30, 2011 we had other expenses of $ 1,000 and for the six months ended June 30, 2012, we had other expenses of $12,000.

NET LOSS

As a result of the above, for the six months ended June 30, 2011 we had net loss of $870,000 and for the six months ended June 30, 2012, we had a net loss of $2,001,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2012 of 11,461,000. During the six months ended June 30, 2012, we had net loss of $2,001,000.

Our financing activities resulted in cash of approximately $ 379,000 during the six months ended June 30, 2012 and during the six months ended June 30, 2012 we used cash in the amount of $457,000.

On June 30, 2012, we had long term liabilities of approximately $1,298,000 which are mainly comprised of loans from related parties and others.

At June 30, 2012, HOMI had $194,000 in cash, including short term deposits.

In order to implement HOMI’s basic business plan for completion of the installation of additional minibars, HOMI will need additional funds from shareholders or others.  HOMI's preferred method is its new business model, pursuant to which we obtain a loan from a third party in order to finance the purchase and installation of minibars at a specific hotel with which we have an outsourcing agreement. The minibars, once installed and operational, remain in place at the hotel, and we operate and maintain these minibars in accordance with our outsourcing agreement. A sum equal to a portion of our revenues from the outsourcing agreement is paid to the third party each month, towards repayment of the loan, usually for the duration of the outsourcing agreement, and a minimum of 8-9 years.

Management believes that this business model and continued efforts to reduce corporate expenses will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer has concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the six months ended June 30, 2012, there were no sales of unregistered equity securities.  However, a $2,000,000 loan was converted at a rate of $. 0181 per share for a total of 110,497,238 shares.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 15, 2012	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: August 15, 2012	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)