Form 10-Q
period 2012-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2012-11-16
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  199,950,602 as of September 30, 2012.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2012

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2012 and December 31, 2011	F2-F3

Statements of Operations -
Nine and three months ended September 30, 2012 and 2011	F4

Statements of Cash Flows -
Nine months ended September 30, 2012 and 2011	F5-F6

Notes to Financial Statements	F7-F12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	94	291
Short-term bank deposits	54	54
Trade receivables (net of allowance for doubtful accounts of $ zero as of September 30, 2012 and December 31, 2011)	560	436
Other accounts receivable	169	240
Inventories	326	355

TOTAL CURRENT ASSETS	1,203	1,376

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	3,975	3,964
Other property and equipment	23	13

TOTAL PROPERTY AND EQUIPMENT	3,998	3,977

OTHER ASSETS:

Deferred expenses, net	11	17
Intangible assets	45	47

TOTAL OTHER ASSETS	56	64

TOTAL	5,257	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of September 30,	As of December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of loans from related parties	218	133
Current maturities of long-term loans from others	306	228
Trade payables	732	555
Accrued expenses and other current liabilities	495	389

TOTAL CURRENT LIABILITIES	1,751	1,305

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	1,035	557
Long-term loans from others, net of current maturities	431	2,341
Accrued severance pay, net	40	38

TOTAL LONG-TERM LIABILITIES	1,506	2,936

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2012 and December 31, 2011;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 199,950,602 shares issued and outstanding as of September 30, 2012 and 89,453,364 as of December 31, 2011;	200	89
Additional paid-in capital	12,074	10,185
Capital Reserve	1,596	300
Accumulated other comprehensive income	12	62
Accumulated deficit	(11,882)	(9,460)

TOTAL SHAREHOLDERS' EQUITY	2,000	1,176

TOTAL	5,257	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars in thousands (except share and per share data)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)

Revenues	780	885	2,509	2,458

Costs of revenues:
Depreciation	(146)	(163)	(436)	(493)
Other	(504)	(599)	(1,647)	(1,568)

Gross profit	130	123	426	397

Operating expenses:

Research and development	(44)	(25)	(110)	(75)

Selling and marketing	(70)	(92)	(205)	(268)

General and administrative	(339)	(345)	(945)	(1,078)

Operating loss	(323)	(339)	(834)	(1,024)

Financing expenses and foreign currency translation, net	(9)	(149)	(191)	(332)

Other expenses, net	(89)	(1)	(101)	(2)

Benefit Reduction for Loan *	-	-	(1,296)	-

Loss before taxes on income	(421)	(489)	(2,422)	(1,358)

Provision for income taxes	-	(1)	-	(1)

Net loss	(421)	(490)	(2,422)	(1,359)

Basic and diluted net loss per share	(0.002)	(0.005)	(0.019)	(0.015)

Number of shares used in computing basic and diluted net loss per share	199,950,602	89,453,364	127,639,909	89,453,364

* See also Note 5a.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,422)	(1,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	86	-
Depreciation and amortization	450	517
Increase in accrued severance pay, net	2	6
Interest and linkage differences in regard to related parties and subsidiaries	(17)	(19)
Financial expenses for the benefit component in converting a loan into shares	1,296	-
Benefit component in loans amortization	56	-
Changes in assets and liabilities:
Decrease (Increase) in inventories	30	(84)
Increase in trade receivables	(122)	(101)
Related parties, net	35	(1)
Decrease (Increase) in other accounts receivable	(10)	69
Increase (Decrease) in trade payables	(94)	184
Increase in accounts payable and accrued expenses	61	72

Net cash used in operating activities	(649)	(716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	89	80
Purchases and production of property and equipment	(279)	(470)
Short-term bank deposits, net	-	5

Net cash used ininvesting activities	(190)	(385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) related parties, net	479	(59)
Proceeds from long term loans from others, net	164	828

Net cash provided by financing activities	643	769

Effect of exchange rate changes on cash and cash equivalents	(1)	32
Decrease in cash and cash equivalents	(197)	(300)
Cash and cash equivalents at the beginning of the period	291	709
Cash and cash equivalents at the end of the period	94	409

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	270	52

Conversion of loan into shares	2,000	-

Receivables in regard to property and equipment	89	79

Cash paid during the period for interest	194	270

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

An additional model “HOMI® 232” of Open Display, Open Access Computerized Minibars, was installed during 2010 in several Hotels.
During the current period, the company finalized the research and development of an additional product, HOMI® 226 and started its production.

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the new                business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI shall continue to manage and operate these minibars in return for a management fee and profit sharing arrangements.

d.	As of September 30, 2012, the Company had $ 148 in cash, including short term deposits.
The Company continues to incur losses ($ 2,422 in the nine months ended September 30, 2012) and also has a deficit in working capital of $ 548 for this period.
In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The Company's preferred method is the business model, described in item c. above.
In addition, the Company signed two new loan agreements with shareholders, for the amount of $ 200, see also Note 6.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-K filed March 30, 2012.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (con.)

d.	Concentrations of Credit Risk and Fair Value of Financial Instruments (con.)

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

e.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

Exchange rates:

	September 30,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$ 0.256	$ 0.262
Euro (EU)	$ 1.295	$ 1.292
Australian Dollar (AU$)	$ 1.045	$ 1.015
Pound Sterling (GBP)	$ 1.622	$ 1.542
Canadian Dollar (CAN$)	$ 1.021	$ 0.979
Consumer Price Index ("CPI")	122.93	120.38

Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2012	2011
NIS	(2.4) %	(4.6) %
EU	0.2%	1.8%
AU$	3.0%	(2.5) %
GBP	5.2%	0.9%
CAN$	4.3%	(2.6) %
Consumer Price Index ("CPI")	2.1%	1.1%

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

NOTE 3:-                 FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.09.2012	30.09.2011
HOMI Israel Ltd. (1), (3)	Israel	4,455	4,279
HOMI USA, Inc. and HOMI Canada, Inc. (1), (3)	U.S.A. and Canada	3,289	4,187
HOMI Europe (1), (2), (3)	Europe	1,499	1,499
		9,243	9,965

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of September 30, 2012 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	1,620	2,341	1,499	5,460

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-                 FIXED ASSETS (con.)

(3)	Including HOMI® 232 shared operated minibars. As of September 30, 2012 located as follows:

	HOMI U.S.A.	HOMI Israel Ltd.	Europe	Total
Number of minibars	246	708	0	954

In addition   the Company operates 1,157 minibars in Israel and 72 minibars in the U.S.A. that are not owned by the Company.

NOTE 4:-                 RELATED PARTIES TRANSACTIONS

During the nine months ended September 30, 2012 and 2011, the Company incurred various related parties expenses as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	Unaudited		Unaudited
Directors' Fees and Liability Insurance	9	8	27	28
Consulting and Management Fees	89	141	291	435
Financial Expenses	37	18	119	54
Total	135	167	437	517

See also Notes 5 and 6.

NOTE 5: - SIGNIFICANT EVENTS DURING THE PERIOD

a.
On October 5, 2010, HOMI Industries Ltd, (hereinafter- HOMI Industries) which is a wholly owned subsidiary of HOMI, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries received $ 2,000.

This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.
On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 Company shares in the price of $ 0.0181 dollar per share. As a result of the conversion, Tomwood now holds approximately 55% of the Company's issued share capital.Value of the costed benefit component of this transaction in the amount of approximately $ 1,296 was charged to capital and offset against benefit reduction expenses.
Any and all liens on HOMI assets used as security for the Tomwood loan were removed.

b.
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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 5: - SIGNIFICANT EVENTS DURING THE PERIOD (con.)

c.
On January 8, 2012 and December 15, 2011, HOMI entered into loan agreements with a related company which is a company owned by HOMI's Chairman, the related party loaned HOMI NIS 850 and NIS 1,125 respectively.  HOMI has paid interest on these loans, but not any principal.

On September 1, 2012, the related party agreed to HOMI’s request to recycle these two loan agreements as follows:

(1)
An amount of NIS 1,660 approximately ($ 412) out of the above mentioned loans ,was recycled into 3 loan agreements with HOMI Industries Ltd, pursuant to which the related party shall receive a portion of the revenue from minibar systems operated by HOMI subsidiaries in three hotels.

(2)	As a result, approximately NIS 315 ($ 78) of principal, remains outstanding and payable under the December 15, 2011 loan and in accordance with its terms.

NOTE 6:-                 EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.
On October 15, 2012, HOMI received a new loan from a shareholder amounting to $ 200, bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreements, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock, to the lender, at the same price per share as in the rights offering.

b.
At the Annual Meeting of Shareholders held on October 10, 2012, it was resolved to execute a one -for- hundred reverse split of all of HOMI’s shares of common stock. Accordingly, following the reverse split, the number of outstanding shares of common stock will decrease from approximately 200,000,000 to 2,000,000 par value per share $ 0.001. The corporation shall issue no fractional shares of common stock and fractional shares resulting from the reverse split will be rounded up to the nearest whole share.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2012 and our results of operations for the three months ended September 30, 2011 and 2012. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2011 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; except as required by applicable law, including the securities laws of the United States.  We do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenues from minibars operation and product sales derived from outsource activities (minibars content), under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion and/or other participation of, or payments due from the hotel, are recognized.  When delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectability is probable.

Revenues from rental of minibars are recognized over the lease term.

Revenues from sales of minibars are recognized in accordance with compliance with the conditions as abovementioned.

Sales of minibars that are classified as refinancing arrangements are shown as a long-term loan to be repaid.

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2012 and 2011.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2011 the Company’s balance sheet includes $3,977,000 of fixed assets, net.  As of September 30, 2012, our balance sheet included $3,998,000 of fixed assets net. The Company has completed its impairment test for the nine months ended September 30, 2012 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI® 330 and HOMI® 226.

HOMI is a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe and Israel. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focus on manufacturing, operating, servicing and sales and marketing of computerized minibars located in upscale hotels throughout the world.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011.

REVENUES

For the three months ended September 30, 2012 and 2011, HOMI had revenues of $780,000 and $885,000, respectively, a decrease of $105,000 or 11.9%. These revenues arise primarily from the sale of refreshments in the minibars.  The decrease is mainly due to both the expiration of our agreement with a large customer in the United States, as well as a decrease in occupancy rates in Israel during this period

For the three months ended September 30, 2012, our three largest customers accounted for approximately 27.49 % of our total revenues.  During the same period of 2011, our three largest customers collectively comprised 29.56 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased $10,000 from $286,000 for the three months ended September 30, 2011 to $276,000 for the three months ended September 30, 2012.   Comparing the three month periods ended September 30, 2011 and 2012, gross profit margin, before consideration of depreciation expense, increased from
 32.32 % to 35.38%.

Gross profit, after consideration of depreciation expense, increased from $123,000 for the three months ended September 30, 2011 to $130,000 for the three months ended September 30, 2012,   an increase of $7,000.  Gross profit margin increased from 13.9 % to 16.7%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2011 and 2012 were $599,000 and $504,000, respectively, a decrease of $95,000 or 15.9%.

Depreciation expense for the three months ended September 30, 2011 and 2012 approximated $163,000 and $146,000, respectively, a decrease of $17,000. As a percentage of revenues, depreciation expense increased from 18.4 % to 18.7%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which, was completed in 2007. The research and development of an additional product, the HOMI® 330, was completed in the first quarter of 2009. In 2010 and 2011, we incurred additional expenses to improve the production and functionality of the minibars. The research and development of an additional product, HOMI® 226, began in the first quarter of 2012. Total research and development expenses for the three months ended September 30, 2011 were $25,000, and $44,000 for the three months ended September 30, 2012.

OPERATING EXPENSES

General and Administrative expenses were $345,000 for the three months ended September 30, 2011 and $339,000 for the three months ended September 30, 2012. As a percentage of revenues, general and administrative expenses increased from 39.0 % to 43.5%.

Selling and Marketing expenses decreased from $92,000 for the three months ended September 30, 2011 to $70,000 for the three months ended September 30, 2012, or by 23.9%, primarily as a result of the reduction of marketing expenses.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2011 we had financial expenses (net) of $149,000, and for the three months ending September 30, 2012, we had financial expenses (net) of $9,000.

OTHER EXPENSES

For the three months ended September 30, 2011 and 2012 we had other expenses of $1,000 and $89,000, respectively.  The increase in expenses is due primarily to dismantling of old minibars from a hotel in the United State we ceased to operate.

NET LOSS

For the three months ended September 30, 2011 and 2012 we had net loss of $ 490,000 and  $421,000, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011.

REVENUES

For the nine months ended September 30, 2012 and 2011, HOMI had revenues of $ 2,509,000 and $2,458,000, respectively, an increase of $ 51,000 or 2.1%.

For the nine months ended September 30, 2012, our three largest customers accounted for approximately 26.3 % of our total revenues.  For the nine months ended September 30, 2011, our three largest customers accounted for approximately 29.6 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 890,000 for the nine months ended September 30, 2011 to $862,000, for the nine months ended September 30, 2012, a decrease of $28,000. Gross profit margin, before consideration of depreciation expense, decreased from 36.2 % to 34.4%.

Gross profit, after consideration of depreciation expenses, increased from $397,000 for the nine months ended September 30, 2011 to $ 426,000 for the nine months ended September 30, 2012, an increase of $29,000.  Gross profit margin increased from 16.2 % to 17.0%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the nine months ended September 30, 2011 and 2012 were $ 1,568,000 and $ 1,647,000, respectively, an increase $79,000 or 5.0%.

Depreciation expenses for the nine months ended June 30, 2011 and 2012 approximated $493,000 and $436,000, respectively, a decrease of $ 57,000, or 11.6%. As a percentage of revenues, depreciation expense decreased from 20.0 % to 17.4%.

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, is the first of the new range of products, the research and development of which was completed in 2007. The research and development of an additional product, HOMI® 330, was completed in 2009.  In 2011 and 2012, we incurred additional expenses to improve the production of the minibars. The research and development of an additional product, HOMI® 226, began in the first quarter of 2012.  Total research and development expenses for the nine months ended September 30, 2011 were $75,000 and $110,000 for the nine months ended September 30, 2012.

OPERATING EXPENSES

General and Administrative expenses decreased from $1,078,000 for the nine months ended September 30, 2011 to $945,000 for the nine months ended September 30 2012, a decrease of $133,000, or 12.3%.  As a percentage of revenues, general and administrative expenses decreased from 43.9 % to 37.7%.

Selling and Marketing expenses decreased from $268,000 for the nine months ended September 30, 2011 to $205,000 for the nine months ended September 30, 2012, a decrease of $63,000 or by 23.5%.

The decrease is mainly due to our continued efforts to reduce expenses.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2011 and 2012 we had financial expenses (net) of $332,000 and $191,000 of financial expenses (net), respectively.

These amounts include interest expense (net) of approximately $120,000 and $192,000, respectively.  The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

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

OTHER EXPENSES

For the nine months ended September 30, 2011 we had other expenses of $2,000 and for the nine months ended September 30, 2012, we had other expenses of $101,000. The increase in expenses is due primarily to dismantling of old minibars from a hotel in the United State we ceased to operate.

NET LOSS

As a result of the above, for the nine months ended September 30, 2011 we had net loss of $1,358,000 and for the nine months ended September 30, 2012, we had a net loss of $2,422,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2012 of $11,882,000. During the nine months ended September 30, 2012, we had net loss of $2,422,000.

Our financing activities resulted in cash of approximately $643,000 during the nine months ended June 30, 2012 and during the nine months ended September 30, 2012 we used cash in the amount of $649,000.

On September 30, 2012, we had long term liabilities of approximately $1,506,000 which are mainly comprised of loans from related parties and others.

At September 30, 2012, HOMI had $148,000 in cash, including short term deposits.

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

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others. These measures will provide sufficient cash for the ongoing operations of the Company for the next twelve months.

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

During the nine months ended September 30, 2012, there were no sales of unregistered equity securities.  However, a $2,000,000 loan was converted at a rate of $.0181 per share for a total of 110,497,238 shares.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 13, 2012	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)