Form 10-K/A
period 2011-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2013-02-13
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011, the last business day of the registrant's most recently completed year:

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

89,453,364 common shares issued and outstanding as of December 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

Explanatory Note

The purpose of this Amendment No. 1 to Hotel Outsource Management International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Form 10-K”), is solely to make the following revisions:  submit a dated Report of Independent Registered Public Accounting Firm which discloses “substantial doubt” as to our ability to continue as a going concern and which includes the day, month and year, to revise disclosure to state that internal control over financial reporting is effective, and to revise the signature page to remove the name of a director who resigned prior to submission of the Annual Report.  .

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2011 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1	Business
General
Our Growth Strategy
Operations
Competition
Customers and Markets
Government Regulations
Intellectual Property
Employees
Corporate Structure
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters,
and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Forward-Looking Statements
Critical Accounting Policies
Revenue Recognition, Accounts Receivable and Allowance for Doubtful
Accounts
Long-Lived Assets
Overview
Cost and Expenses
Results of Operations
Liquidity and Capital Resources
Subsequent Events
Off-Balance Sheet Arrangements
Inflation
International Tax Implications
Item 7A	Qualitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 9	Changes In and Disagreements With Accountants on Accounting on
Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 14	Principal Accountant Fees and Services
Signatures
PART IV
Item 15	Exhibits and Financial Statement Schedules

ITEM 9A	CONTROLS AND PROCEDURES

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2011, management has examined all of HOMI’s material subsidiaries, and has concluded that internal control over financial reporting is effective.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a "going concern". As discussed in Note 1e to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a "going concern". Management's plans in regard to these matters are also described in Note 1c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Barzily & Co.
Certified Public Accountants
A Member of MSI Worldwide

Jerusalem, Israel
 March 30, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: January 29, 2013	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen		Jacob Ronnel
	President, Principal Executive Officer, Director		Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Dated:	January 29, 2013	Dated:	January 29, 2013

	/s/ Yoav Ronen		/s/ Avraham Bahry
	Yoav Ronen		Avraham Bahry
	Director		Director
Dated:	January 29, 2013	Dated:	January 29, 2013

	/s/ Ariel Almog		/s/ Kalman Huber
	Ariel Almog		Kalman Huber
	Director		Director
Dated:	January 29, 2013	Dated:	January 29, 2013