Form 10-K
period 2012-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2013-04-15
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012, the last business day of the registrant's most recently completed year.

57,000,000 at $0.03 = $1,710,000

(1) Average of bid and ask closing prices on December 31, 2012.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

1,999,506 common shares issued and outstanding as of March 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2012 FORM 10-K ANNUAL REPORT

FORM 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

General

Hotel Outsource Management International, Inc.  is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI ® 330 and the HOMI ® 226.

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

Our Growth Strategy

It is our objective to continue to increase the number of minibars which we manage in hotels, using the various business models which we have developed, in accordance with each customer’s needs, as well as to engage in rental, sale and installation and outsource programs using the HOMI ® 330 , HOMI ® 226  and additional minibar models. HOMI intends to design and manufacture peripheral products and/or accessories for the HOMI 330® and HOMI ® 226.

During 2010, HOMI and Best Bar Services Ltd. ("Best Bar"), a third party company, began their cooperation regarding Best Bar’s Open Display – Open Access Computerized minibars. HOMI purchased minibars from Best Bar and marketed them as the HOMI ® 232 minibar.  HOMI has already signed agreements with several hotels to install and operate the HOMI ® 232. During 2011 HOMI installed the HOMI® 232 Minibar in 3 hotels in Israel and one hotel in the United States.    However, after careful review, HOMI decided to replace all HOMI® 232 Minibars with the new HOMI® 226 minibars, which it believes are more efficient.  As of the date of this report, HOMI has removed the HOMI® 232 Minibars from two of the hotels in which they were installed in Israel, and replaced them with the new HOMI® 226 Minibars.  Best Bar purchased these minibars back at a reduced price. HOMI intends to remove the remaining HOMI® 232 Minibars and replace them with HOMI® 226 minibars during 2013.

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

Our services have to date been directed primarily at upscale and luxury hotels. An integral part of this strategy involves the sale, rental, installation and outsources programs of the HOMI ® 330 and HOMI ® 226. Features of the HOMI® 330 and HOMI ® 226 include:

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

Accordingly, we manufacture our own minibars, or purchase other manufacturers’ new minibars, and install them at the hotel’s premises, at no immediate cost to the hotel. In the case of computerized minibars, the installation also includes software designed to interface between the minibars and the customer’s existing management software, so that various actions relating to usage of the minibars such as, consumption of products from the minibars, and the locking/unlocking of the minibars, can be logged or controlled by the customer and by us. We then manage and operate the minibar department for the customer. We also supply full maintenance services for the minibars. We carry the operating expenses of the minibar department, and net revenues (after rebates and other discounts, if any) from the minibar department are shared, with us receiving the majority of the revenue and the hotel retaining the balance of the revenues. Generally, we offer incentives to the hotel so that the customer’s relative share increases as the net revenue per minibar rises.

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

We offer this kind of model for the HOMI® 330 and the HOMI ® 226, but have made some adjustments, so that the agreements are typically for a shorter period, and the division of revenues is often based on a threshold, where HOMI is guaranteed all revenue up to the threshold, and anything above the threshold is divided between HOMI and the hotel at a fixed rate, with the majority going to HOMI.

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

In other cases, instead of selling the minibars to a third party, we receive a loan from a third party in an amount equivalent to our turnkey installed cost price,$450 - $500 per HOMI® 330 and HOMI ® 226   minibar to be installed at a specific hotel(s) with which we have an outsourcing agreement.   The loan repayment schedule and interest payments are made according to a calculation of the operational results of the minibars.

Other

The models discussed above are the primary types of arrangement that we offer our customers, but we approach each case with a certain amount of flexibility, which enables us to adjust a particular model so that it is tailor-made for the customer, but is still in line with the principles outlined above. Also, each model may be sub-divided into arrangements whereby we receive a fixed service charge, or a fixed percentage of gross revenues, instead of net revenues, and other similar adjustments. The models will also vary depending on the nature of the customer: upscale hotel, airport hotel or other hotel; and whether the minibars are computerized or manual. Sometimes, the existence of specific union rules in certain territories also require us to be flexible and adapt an arrangement so that it is workable for the customer, while still enabling us to manage and/or operate the minibar department in a way which is designed to be profitable for us, as well as for the customer. We may also be prepared to lease / rent minibars to customers, or enter into a revenue share agreements, and /or other financing arrangements, where circumstances so require. This may be applicable to the HOMI® 330, the HOMI ® 226

Competition

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

As of December 31, 2012, we provide operation and/or management services to the minibar departments of 43 hotels, most of which are affiliated with prominent international hotel chains such as Hilton, Sheraton, Hyatt and others.

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

Intellectual Property

We own the trademark “HOMI” in respect of products and services which we supply. In numerous countries around the world, we have registered, and/or are in the process of registering, this trademark in our name. In 2006, we filed for patent protection with regard to certain features of the HOMI® 336 and the HOMI® 330 and this patent has been registered and issued in the United States and Europe and an application is pending in Taiwan. In 2008, a further patent application was filed in the U.S., with regard to certain additional features of our products, and this application is pending. In 2009, a further patent application was filed in the U.S., with regard to certain additional features of our New Range of Products, and this application is pending. We hold no other registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2012, HOMI and its subsidiaries had 50 full time employees.

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

Our operating subsidiaries can, as of December 31, 2012, be summarized as follows:
HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI Industries Ltd. (“HOMI Industries”)
HOMI France SAS
HOMI UK Limited.
HOMI Canada, Inc.
HOMI Florida LLC
HOMI Australia Pty. Ltd.

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A:                      RISK FACTORS

1.  We are dependent on a small number of customers for a large percentage of our business.

In 2012, our three largest customers provided 26.3 % of our sales revenues, and in 2011, our three largest customers provided 27.7 % of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

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

HOMI needs to continue to market its products and services in order to expand its operations. We expect that our new business models wherein we sell new outsource installations to third parties and in other times receive a similar amount in loans for installations, will enable us to finance our operations and projected growth in 2013.We believe that by implementing our new business models, and by receiving certain shareholder loans in 2011, 2012, and first quarter of 2013 we will have sufficient funds to meet our needs for working capital for the next 12 months. However, there is no guarantee that our new business model will supply us with sufficient working capital, in which case we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts which would prevent us from growing the company.

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

During the years ended December 31, 2011 and December 31, 2012, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as of December 31, 2012, management has concluded that its disclosure controls and procedures are effective.

1.	We have suffered recurring losses from operations and may not be able to continue as a going concern.

             We have suffered recurring losses from operations. The continuation of HOMI as a going concern is dependent upon implementation of management's plans, as well as raising additional funds from shareholders or others. Our auditors have, in their opinion, stated the possibility that we may not be able to continue as a going concern.  In the event we are unable to successfully implement our plans and raise additional funds, we may not be able to continue to operate our business.

2.	We face competition from other companies which offer the same services we offer and from companies which manufacture minibars, many of which companies are better established and/or funded than HOMI.

There are other companies which offer some or all of the services which we offer. Presently, our main competitors are Minibar Systems, Bartech Systems International, Inc. and Domestic Holding AB which offer outsourcing or revenue sharing programs at prices that are competitive with ours. Other companies, such as Club Minibar, offer outsourcing programs utilizing manual minibars. In respect of the financing aspects of the solutions we offer to our clients, we are also in competition with certain manufacturers of the minibars themselves.

Whether in the regions in which we are currently active, or in territories into which we will expand our activities in the future, the arrival of other companies offering similar services may force down our profit margins if we are to remain competitive

In addition, a large number of hotels still manage and operate their minibar departments in-house, and the concept of outsourcing this to a company that specializes in this kind of activity is still relatively new. In some cases, there is a general lack of awareness on the part of the hotel, either of the existence of the kind of services which we offer, or of the advantages that can be gained by making use of them. Although we try to market our services to hotel which we believe will be well served by our products and services, it can be difficult the type of outsourcing services that we offer still accounts for a relatively small segment of the hotel industry market.

3.	We are exposed to currency rate changes which have resulted in significant losses in the past.

For the year ended December 31, 2011 we had $365,000 of financial expenses, and in the year ended December 31, 2012, we had $218,000 in expenses, a decrease of $147,000. These amounts include interest expense (net) of approximately $392,000 and $261,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

The majority of our sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of our financing is received in U.S. dollars. Accordingly, we have determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into US dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. Currency rate changes on US$ dominated intercompany balances have often resulted in financial expenses.  Because we have subsidiaries whose functional currency is not the US $, we will continue to run the risk of currency exchange rate changes having a negative effect on our financial situation.

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

•
HOMI Israel’s and HOMI Industry's corporate headquarters are currently located at 1 Abba Eban  St. Hetrzeliya Pituach 47625,  Israel with a monthly rent of $3,750. This office is leased from an unaffiliated third party. We also lease a virtual office at 116 West 23rd Street, New York, New York from Select Office Suites, an unrelated third party, for $100 per month on a month-to-month basis.

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

Market For Common Stock

As of December 31, 2012, HOMI has 199,950,602 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2012.   In January 2013, a one hundred to one (100:1) reverse split of our common stock went into effect.  As a result, as of the date of this report, we have 1,999,506 shares of common stock outstanding.

Our common stock is listed on the OTC QB under the symbol "HOUM.PK."

		High	Low
2011:	First Quarter	$0.03	$0.01
	Second Quarter	$0.06	$0.01
	Third Quarter	$0.08	$0.03
	Fourth Quarter	$0.03	$0.03

2012:	First Quarter	$0.03	$0.03
	Second Quarter	$0.03	$0.02
	Third Quarter	$0.025	$0.015
	Fourth Quarter	$0.015	$0.009

2013	First Quarter*	$3.00	$0.90

* Reflects 100:1 Reverse Stock Split effective January 2013

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2012. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2012.

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

Our payment terms are normally net 15 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2012 and 2011.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2012 the Company’s balance sheet includes $ 3,879,000 of fixed assets, net. The Company has completed its impairment test for 2012 and has concluded that no impairment write-off is necessary.

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

Overview

Hotel Outsource Management International, Inc. is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI® 330 and the HOMI® 226, which are both designed and manufactured by HOMI.  In 2012, we discontinued the HOMI® 336.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011.

Revenues

For the years ended December 31, 2011 and 2012, HOMI had revenues of $ 3,326,000 and $ 3,315,000, respectively, a decrease of $11,000 or 0.3%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us.

For the year ended December 31, 2012, our three largest customers accounted for 26.3% of our total revenues, as compared to 27.7 % in 2011.
As of December 31, 2012 and 2011, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2011	2012

United States of America	35.0%	30.7%
ROW	8.2%	10.6%
Israel	56.8%	58.7%
Totals	100%	100%
Gross Profit

Gross profit decreased from $543,000 to $541,000, a decrease of $2,000 or by 0. 4% for the years ended December 31, 2011 and 2012, respectively.

As a percentage of revenues, gross profit for the years mentioned above was 16.3%.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2011 and 2012 were $2,078,000 and $2,187,000 respectively, an increase of $109,000 or 5.2%. As a percentage of gross revenues, costs of revenues, before consideration of depreciation expense, increased, from 62.5 % in 2011 to 66.0% in 2012. This increase in cost of revenues is mainly due to additional labour expenses relating to the HOMI 232 Minibars. The current economic situation does not allow us to increase the prices of the products offered in the minibars, although there was an increase in the purchase price of such products

 Depreciation expense for the years ended December 31, 2011 and 2012 was $705,000 and $587,000, respectively, a decrease of $118,000, or 16.7%.  A quantity of our old minibars installed have already reached the end of their depreciation period.

Operating Expenses

General and administrative expenses decreased from $1,408,000 to $1,279,000, a decrease of $129,000, or 9.2% for the years ended December 2011 and 2012. As a percentage of revenues, general and administrative expenses decreased from 42.3% to 38.6%.  This decrease in expenses is due to our increased efforts made to reduce expenses.

Selling and Marketing expenses decreased from $341,000 to $273,000 a decrease $68,000, or 19.9 % primarily as a result of our efforts to reduce expenses.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  In 2012 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the year ended December 31, 2011 were $109,000 and $137,000 for the year ended December 31, 2012.

Financial Income (Expenses)

For the year ended December 31, 2011 we had $365,000 of financial expenses, and in the year ended December 31, 2012, we had $218,000 in expenses, a decrease of $147,000. These amounts include interest expense (net) of approximately $392,000 and $270,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

Other Income (Expenses)

For the year ended December 31, 2011 we had other expenses of $65,000, and for the year ended December 31, 2012, we had other expenses of $167,000. Out of the other expenses incurred in 2012, $ 127,000 was a result of the dismantling and disposal of old minibars from one hotel in the US in which we discontinued operations, and dismantling and disposal of old minibars in France. In addition, $40,000 represents a loss incurred from a contract termination with Best Bar. As to the other expenses incurred in 2011, $ 65,000 was a result of the dismantling of old minibars from a hotel in the US we ceased to operate at the end of 2011.

Benefit Reduction from Loan

For the year ended December 31, 2012 we had benefit reduction from loan expenses in the amount of $ 1,357,000.  On June 29, 2012, a loan in the amount of $2,000,000, with a conversion at a price of $ 0.06,was converted by Tomwood Ltd., the holder of the loan, into shares of HOMI common stock at a rate of $.0181 per share for a total of  110,497,238 shares.  As a result of the conversion, Tomwood now holds approximately 55% of our issued share capital.  The value of the costed benefit component of this transaction in the amount of approximately $ 1,296,000 was charged to capital and offset against benefit reduction expenses.

Net Income (Loss)

As a result of the above, we finished 2012 with a net loss of $2,890,000 compared to a net loss of $ 1,745,000 in 2011.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2011 of $9,460,000 and $12,350,000 as of December 31, 2012. During the year ended December 31, 2011, we incurred a net loss of $1,745,000. During the year ended December 31, 2012, we incurred a net loss of $2,890,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,090,000 in 2012.  In 2012 HOMI used $826,000 for operating activities and $ 358,000 from investing.

On December 31, 2012 HOMI had long term debt of $ 2,507,000 including $ 567,000 in current maturities.

A.
On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a refinancing agreement with Globetrip Ltd., a company (owned 45.45% by Daniel Cohen, HOMI’s president).  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel in Tel Aviv to Globetrip Ltd. at a price of $ 450 per minibar for a total of $ 211,500. It was agreed that the minibars will remain at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the hotel. The title to the minibars now rests with the Globetrip Ltd.

On February 7, 2012, HOMI Industries entered into another loan agreement with Globetrip Ltd.  Pursuant to this agreement, Globetrip Ltd. agreed to loan to HOMI Industries the sum of $90,000. HOMI Industries agreed to encumber computerized minibar systems, including 288 computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries agreed to install at the Carlton Tel-Aviv Hotel.

B.	1.
On January 28, 2010, HOMI’s President, Daniel Cohen loaned HOMI $ 100,000 at an agreed interest rate of 8% per annum. During the years 2011 and 2012, HOMI paid interest on this loan, but no principal.  According to the terms of the agreement, HOMI was to commence payment of principal at the end of the first quarter of 2012.

In December 2011, Mr. Cohen agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan is for a period of four years, including two years’ grace on the principal, and with Mr. Cohen being entitled during such grace period to convert the loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.

2.  On July 12, 2012, HOMI entered into an additional loan agreement with Mr. Cohen, pursuant to which Mr. Cohen loaned HOMI the sum of $50,000 bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to its president at the same price per share as in the rights offering.

C.
1.    On February 18, 2010, HOMI Industries entered into a loan agreement with Ilan Bahry, Amir Schechtman and Oded Yehoshua, collectively, a related party, pursuant to which HOMI Industries received a loan of $ 140,000 for the installation of 280 HOMI® minibars at the Wyndham Hotel in New York, USA.

As security and collateral for repayment of the loan, HOMI Industries placed a lien on the computerized minibar system, including 280 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel, in favor of Messrs. Bahry, Schechtman and Yehoshua.

2.     On June 14, 2010, HOMI Industries entered into a second loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671,550 (approximately $ 173,000 when received) for the installation of 363 HOMI® minibars at the Royal Beach Hotel in Eilat, Israel.

As security and collateral for repayment of this, HOMI Industries encumbered in the lender's favor the computerized minibar system, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel.

3.     On October 26 2011, HOMI Industries entered into an additional loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of $ 108,000 for the installation of 270 HOMI® minibars at the Herods Hotel in Jerusalem, Israel.

As security and collateral for repayment of this, HOMI Industries encumbered in the related party’s favor the computerized minibar system, including 270 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel.

D.
On January 28, 2010, HOMI entered into a loan agreement with Bahry Business & Finance (1994) Ltd., a company owned by Avrahm Bahry, a director of HOMI and former chairman of its board of directors, as follows:

Bahry Business & Finance (1994) Ltd. loaned HOMI NIS 1,125,000 (approximately $ 300,000 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On December 15, 2011, Bahry Business & Finance (1994) Ltd. agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan was for a period of four years, including two years’ grace on the principal, and with Bahry Business & Finance (1994) Ltd. being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.

Pursuant to an additional loan agreement with the above-mentioned related company dated January 8, 2012, the related company loaned HOMI NIS 850,000 (approximately $ 220,000 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On September 1, 2012, Bahry Business & Finance (1994) Ltd. agreed to HOMI’s request to recycle the loan agreements for NIS 1,125,000 and NIS 850,000, respectively, as follows:

1. An amount of approximately NIS 1,660,000 ($ 412,000) out of the above mentioned loans was recycled into 3 loan agreements with HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenue from minibar systems operated by HOMI subsidiaries in three hotels as detailed below.

2. An amount of approximately NIS 315,000 ($ 78,000) of principal remains outstanding and payable under the December 15, 2011 loan, in accordance with its terms.

Of the NIS 850,000, January 8, 2012 loan, NIS 809,000 ($201,000) was recycled into a loan agreement with HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd. shall receive a portion of the revenue from a minibar system operated by a HOMI subsidiary in the Hilton Olympia Hotel in London

NIS 41,000 ($10,000) was recycled into a loan agreement between Bahry Business & Finance (1994) Ltd.  and HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Leonardo Rehovot Hotel

Of the NIS 1,125,000 December 12, 2011 loan, NIS 178,836 ($44,000) was recycled under the Leonardo Agreement.

NIS 631,643 ($156,800) was recycled into a loan agreement between Bahry Business & Finance (1994) Ltd. and HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Sheraton Salobre Grand Canary Islands Hotel.

Repayments of these loans, are computed on the basis of the specified minibar system’s revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

E.
In December 2011, HOMI received three additional loans from shareholders and directors, amounting to $ 80,000 in total. Each loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest.

F.
On July 12, 2012, October 15, 2012, January 1, 2013, HOMI entered into three new loan agreements with Tomwood Limited, the majority shareholder in HOMI. Pursuant to these loan agreements, Tomwood Limited agreed to loan HOMI the sums of $ 250,000 $ 200,000 and $ 70,000 respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreements, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loans by issuing shares of HOMI’s common stock to Tomwood Limited at the same price per share as in the rights offering.

The loan funds pursuant to the loan agreement that was signed on January 1, 2013, were made available to HOMI on December 24, 2012.

G.
In March and June 2005, HOMI and its United States subsidiary, received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of     $ 1.1 million, which Horizon undertook to provide to HOMI pursuant to a financing agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2012 and 2011 amounted to approximately $ 257,000 and   $ 415,000 respectively.

H.
On October 25, 2009, HOMI Industries entered into two loan agreements with Moise Laurent Elkrief and Sonia Elkrief (“Elkrief”).  Pursuant to these agreements, Elkrief lent HOMI Industries $ 88,500 and $ 83,000.  As security and collateral for repayment of these loans, HOMI Industries encumbered in Elkrief’s favor computerized minibar systems, including 177 and 166 HOMI® computerized minibars, central units and licenses to HOMI® software, which a HOMI subsidiary installed in January 2010 at the Strand Hotel in New York, and in the Leonardo Ramat Hahayal Hotel, in Tel Aviv, Israel, respectively, and operate for the hotels under outsource operation agreements which a HOMI subsidiary signed with the hotels.

I.
HOMI Industries entered into two loan agreements with Sparta Technical Solutions LTD. on December 24, 2012. Pursuant to these agreements, Sparta lent HOMI Industries $ 68,000 and $ 166,000.  As security and collateral for repayment of these loans, HOMI Industries agreed to encumber in Sparta's favor computerized minibar systems, including 130 and 375 HOMI® computerized minibars, central units and licenses to HOMI® software, which HOMI Industries installed in September 2012 at the Comfort Inn Chicago Hotel in Chicago, USA, and in December 2012 at the Dan  Hotel in Eilat, Israel, respectively, and operate for these hotels under outsource operation agreements which HOMI Industries signed with the hotels.

J.
On May 31, 2012, HOMI Industries entered into a loan agreement with GPF S.A, pursuant to which  GPF S.A. lent HOMI Industries $ 55,000.  As security and collateral for repayment of this loan, HOMI Industries agreed to encumber in GPF S.A.’s favor the computerized minibar system, including 110 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed in August 2012 at the Bereshit Hotel in Mitzpe Ramon, Israel, and operates for the hotel under an outsource operation agreements which HOMI Industries signed with the hotel.

K.
HOMI Industries entered into two loan agreements with Troy Creative Solutions LTD, signed on July 30, 2012 and November 12, 2012, respectively. Pursuant to these agreements, Troy Creative Solutions LTD lent HOMI Industries $ 100,000 and $ 65,000. As security and collateral for repayment of the Loans, HOMI Industries agreed to encumber in Troy Creative Solutions LTD’s favor computerized minibar systems, including 210 and 140 HOMI® computerized minibars, central units and licenses to HOMI® software, which HOMI Industries installed in November 2012 at the Dan Accadia, Hertzlia, Israel and plans to install in 2013 at the Dan Jerusalem Hotel, Israel, respectively and operate for these hotels under outsource operation agreements which HOMI Industries signed with the hotels.

Repayments for the loans lent to HOMI by Elkief, Sparta Technical Solutions LTD, GPF S.A. and Troy Creative Solutions LTD are computed on the basis of the specified minibar systems’ revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

L.
On October 5, 2010, HOMI Industries, entered into a loan agreement with Tomwood Limited, a BVI company.  Pursuant to this agreement, HOMI Industries received $ 2,000,000. This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.

On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 HOMI common shares at the price of $ 0.0181 dollar per share.

Subsequent Events

On January 10, 2013, HOMI Industries Ltd, entered into a new loan agreement with Daniel Cohen, HOMI President owned and managed by the President of HOMI. Pursuant to this Loan agreement, the related company agreed to loan approx. $46,000 to HOMI Industries.   As security and collateral for repayment of the Loan, HOMI Industries will encumber in the   related company's favor a computerized minibar system, including 91 HOMI® 330 computerized minibars, a central unit and a license to HOMI® software, has installed at the Indigo Hotel Ramat Gan, Israel .

On January 10, 2013, HOMI Industries Ltd, entered into a new loan agreement Troy Creative solutions. Pursuant to the Loan agreement, the related company agreed to loan approx. $125 to HOMI Industries.

As security and collateral for repayment of the Loan, HOMI Industries will encumber in the related company's favor a computerized minibar system, including 231 HOMI® 226 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate has installed at the Waldorf Astoria Jerusalem, Israel, and will operate for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

On January 28, 2013 a one hundred to one (100:1) reverse split on HOMI’s common stock went effective. Prior to this reverse stock split, these were 199,950,602 shares of common stock outstanding. As a result of the reverse split, there are now 1,999,506 shares of common stock outstanding.

On March 10, 2013, HOMI Industries Ltd entered into a new loan agreement, with Ilan Bahry, Amir Schechtman, Uri Avraham and Michal Avraham, collectively, a related party pursuant to the Loan agreement, Lender agreed to loan $109,000 to HOMI Industries. As security and collateral for repayment of the Loan, HOMI Industries will encumber in the   related company's favor a computerized minibar system, including 230 HOMI® 226 computerized minibars, a central unit and a license to HOMI® software, has installed at the Royal Beach  Hotel ,Tel Aviv, Israel .

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

International Tax Implications

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2012 and thereafter.  HOMI’s United States subsidiary is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate.  The Australia subsidiary is subject to 30% corporate tax rate.

As of December 31, 2012 HOMI Inc. had approximately $320,000 net operating loss carryforwards
As of December 31, 2012 HOMI Israel Ltd., a subsidiary in Israel, had approximately $1,740,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.
As of December 31, 2012 HOMI Industries Ltd., a subsidiary in Israel, had approximately $3,199,000net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2012, HOMI USA had approximately $ 3,467,000 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2012 the subsidiary in Australia had net operating loss carryforwards of $ 340,000

As of December 31, 2012 the subsidiary in France had net operating loss carryforwards of $145,000

As of December 31, 2012 the subsidiary in the United Kingdom had net operating loss carryforwards of $724,000.

As of December 31, 2012 the subsidiary in Europe (HOMI Europe Sarl) had net operating loss carryforwards of $ 1,111,000.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3-F-4

Consolidated Statements of Comprehensive Loss	F-5

Consolidated Statement of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7-F-8

Notes to the Consolidated Financial Statements	F-9-F-26

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hotel Outsource Management International, Inc.:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a "going concern". As discussed in Note 1d to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as "going concern". Management's plans in regard to these matters are also described in Note 1d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
Barzily & Co.
Jerusalem, Israel
March  21 , 2013

F2

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

		December 31,
	Note	2012	2011

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		195	291
Short-term bank deposits		26	54
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2012 and 2011)		453	436
Other accounts receivable	3	140	240
Inventories		350	355

TOTAL CURRENT ASSETS		1,164	1,376

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		3,857	3,964
Other property and equipment		22	13

		3,879	3,977

OTHER ASSETS:	5

Deferred expenses, net		10	17
Intangible assets		44	47

		54	64

TOTAL ASSETS		5,097	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

		December 31,
	Note	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	6	234	133
Current maturities of long-term loans from others	7	333	228
Trade payables		583	555
Accrued expenses and other current liabilities	8	601	389

TOTAL CURRENT LIABILITIES		1,751	1,305

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	6	1,435	557
Long-term loans from others, net of current maturities	7	505	2,341
Accrued severance pay, net		47	38

TOTAL LONG-TERM LIABILITIES		1,987	2,936

COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS	9

SHAREHOLDERS' EQUITY:	10

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2012 and 2011;		-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 199,950,602 shares issued and outstanding as of December 31, 2012 and 89,453,364 as of December 31, 2011.		200	89
Additional paid-in capital		12,074	10,185
Capital Reserve		1,414	300
Accumulated other comprehensive income		21	62
Accumulated deficit		(12,350)	(9,460)

TOTAL SHAREHOLDERS' EQUITY		1,359	1,176

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		5,097	5,417

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2012	2011

Revenues	11	3,315	3,326

Cost of revenues:

Depreciation		(587)	(705)

Other		(2,187)	(2,078)

Gross profit		541	543

Operating expenses:

Research and development		(137)	(109)

Selling and marketing		(273)	(341)

General and administrative		(1,279)	(1,408)

Operating loss		(1, 148)	(1, 315)

Financial expenses and foreign currency translation, net	12	(218)	(365)

Other expenses	13	(167)	(65)

Benefit Reduction for Loans	6h,10b	(1,357)	-

Net Loss		(2,890)	(1,745)

Basic and diluted net loss per share		(0.02)	(0.02)
Weighted average number of shares used in computing basic and diluted loss per share		144,701,963	89,453,364

Other Comprehensive Loss:

Net Loss		(2,890)	(1,745)

Foreign currency translation adjustments		(41)	(1)

Comprehensive Loss		(2,931)	(1,746)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Capital reserve	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2010	89,453,364	89	10,185	-	63	(7,715)	2,622
Foreign currency translation adjustments	-	-	-	-	(1)	-	(1)
Loss for the year	-	-	-	-	-	(1,745)	(1,745)
Capital Reserve from transactions with Related Parties*	-	-	-	300	-	-	300

Balance as of December 31, 2011	89,453,364	89	10,185	300	62	(9,460)	1,176
Foreign currency translation adjustments	-	-	-	-	(41)	-	(41)
Loss for the year	-	-	-	-	-	(2,890)	(2,890)
Share issuing**	110,497,238	111	1,889	1,296	-	-	3,296
Capital Reserve from transactions with Related Parties*	-	-	-	(182)	-	-	(182)

Balance as of December 31, 2012	199,950,602	200	12,074	1,414	21	(12,350)	1,359

  The accompanying notes are an integral part of the consolidated financial statements.

*      See Note 6d(1) and 6 h.
**      See Note 10b.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands
	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,890)	(1,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	152	64
Depreciation and amortization	605	732
Increase (decrease) in accrued severance pay, net	9	(11)
Interest and linkage differences in regard to shareholders and subsidiaries	(127)	19
Benefit component	1,357	-
Changes in assets and liabilities:
Decrease (increase) in inventories	7	(56)
Decrease (increase) in trade receivables	(15)	12
Increase (decrease) in related parties	56	(13)
Decrease in other accounts receivable	3	90
Increase (decrease) in trade payables	(125)	96
Increase (decrease) in accrued expenses and other current liabilities	142	(24)

Net cash used in operating activities	(826)	(836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and production of property and equipment	(497)	(607)
Proceeds from sales of property and equipment	111	111
Short-term bank deposits, net	28	9

Net cash used in investing activities	(358)	(487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	827	111
Proceeds from long-term loans from others, net	263	793

Net cash provided by financing activities	1,090	904

Effect of exchange rate changes on cash and cash equivalents	(2)	2
Decrease in cash and cash equivalents	(96)	(417)
Cash and cash equivalents at the beginning of the year	291	708
Cash and cash equivalents at the end of the year	195	291

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2012	2011

Cash paid during the year for interest	219	230

Cash paid during the period for income taxes	-	2

Acquisition of property and equipment on short-term credit	153	154

Receivables in regard to property and equipment	73	168

Conversion of loan into shares	2,000	-

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

During 2012, the company finalized the research and development of an additional product,the HOMI® 226, and started its production and installation  in various hotels.

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels to third parties. HOMI shall manage and operate these minibars for anagreed upon management fee and profit sharing agreements.

d.	On December 31, 2012, the Company had $ 221 in cash, including short term deposits.

The Company continues to incur losses ($ 2,890 in 2012) and has a negative cash flow from operations amounting to approximately $ 753 in 2012.
In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The financial statements have been prepared assuming that the Company will continue as a "going concern". The Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as "going concern" .The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company's preferred method is the new business model, described in item c. above.

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others.

On January 10, 2013 and on March 10,2013 HOMI entered into two loan agreements with  related companies. The related parties lent HOMI $ 46 and $ 109, respectively. See also Note 16.

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Minibars and production equipment	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7

h.	Other assets:

1.	Intangible assets -
Intellectual properties registered in several countries worldwide are capitalized and are amortized over the life span of the asset (twenty years).

2.	Deferred expenses represent loan acquisition costs arising from the long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006.
See Note 7c (1).

i.	Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012, management believes that all of the Company’s long-lived assets are recoverable.

j.	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts:

Revenues from minibars operation and product sales derived from outsource activity (minibar's content) under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion and/or other participation of, or payments due from the hotel, are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectability is probable.

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

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

j.	Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts (cont.):

The Company performs ongoing credit evaluations of its customers and generally does not require collateral because (1) management believes it has certain collection measures in-place to limit the potential for significant losses, and (2) the nature of customers comprising the Company’s customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible.  Receivables are written off when the Company abandons its collection efforts.
To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2012 and 2011.

k.	Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred.
Costs and acquisitions related to pre-production, production support, tools and molds are charged to property and equipment.

l.	Income taxes:

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial statement carrying values of existing assets and liabilities and their respective income tax bases. Deferred tax assets (temporary differences), liabilities and losses carried forward are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

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
Management believes that minimal credit risk exists with respect to these investments. Trade receivables potentially expose the company to credit risk.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

n.	Concentrations of Credit Risk and Fair Value of Financial Instruments (cont.):

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

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year and include the dilutive potential common shares considered outstanding during the year.

p.	Exchange rates:

Exchange and linkage differences are charged or credited to operations as incurred.
Exchange rates and the Consumer Price Index ("CPI"):

	December 31,
	2012	2011
New Israeli Shekel (NIS)	$ 0.268	$ 0.262
Euro (EU)	$ 1.318	$ 1.292
Australian Dollar (AU$)	$ 1.037	$ 1.015
Pound Sterling (GBP)	$ 1.617	$ 1.542
Consumer Price Index ("CPI"):	122.12	120.38

	Year Ended December 31,
Change in Rate of Exchange and the Consumer Price Index ("CPI"):	2012	2011
NIS	2.3%	(7.1%)
EU	2.0%	(3.2%)
AU$	2.2%	(0.3%)
GBP	4.9%	(0.4%)
Change in subsequent ( "CPI")	1.44%	2.17%

q.	Selling and Marketing Costs:

Selling and marketing costs are charged to the statements of operations as incurred.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (cont.)

r.	Implementation of new accounting Standards:

In June 2011, the FASB issued guidance on presentation of "other comprehensive income". The new guidance require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of  the statement of change shareholders' equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for the Company as of  January 1, 2012. Because this ASU impacts presentation only, it has no effect on the Company's financial condition, results of operation, or cashflows.

NOTE 3:-                  OTHER ACCOUNTS RECEIVABLE

	December 31,
	2012	2011
Receivables in regard to property and equipment *	73	168
Prepayment and others	57	71
Government authorities	10	1
	140	240

*
In 2010 Homi Australia ceased the operating of the Minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the Minibars installed to the Hilton, for up to AU$ 435 (approx. $ 396). The amount will be repaid over maximum of 50 monthly payments which will be based on the monthly performance of the hotel as detailed in the agreement. Title of the System shall immediately pass to Hilton, after those repayments, for the nominal price of one AU$.

NOTE 4:-                  PROPERTY AND EQUIPMENT, NET
	December 31,
	2012	2011
Cost:
Minibars (d)	6,854	6,290
Production equipment and parts	295	411
Computers and electronic equipment	113	107
Office furniture, equipment and other	30	30
	7,292	6,838
Accumulated depreciation:
Minibars	3,292	2,737
Computers and electronic equipment	118	122
Office furniture, equipment and other	3	2
	3,413	2,861

Depreciated cost	3,879	3,977

Additional Information:
a.	Depreciation expenses amounted to $ 595 and $ 719 for the years ended December 31, 2012 and 2011, respectively.
b.	Balance includes minibars at depreciated cost of $ 139, as of December 31, 2012, identified against a loan based on a refinancing agreement, see also Note 6c.
c.	As for liens, see Note 9b.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-                  PROPERTY AND EQUIPMENT, NET (cont.)

d. Number of minibars:

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.12.2012	31.12.2011
HOMI Israel Ltd. (1),(3)	Israel	4,692	4,361
HOMI USA, Inc. and HOMI Canada, Inc. (1),(3)	U.S.A. and Canada	3,289	4,187
HOMI Europe SARL (1), (2) ,(3)	Europe	1,499	1,499
		9,480	10,047

(1) A quantity of minibars are owned by HOMI Industries, which is a wholly owned subsidiary ("HOMI Industries") and rented to other subsidiaries.
As of December 31, 2012 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel	Europe	Total
Number of minibars	1,620	2,593	1,499	5,712

(2) Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of December 31, 2012 located as follows, see note 9f:

	HOMI U.S.A.	HOMI Israel	Europe	Total
Number of minibars	246	333	0	579

NOTE 5:-                  OTHER ASSETS

	December 31,
	2012	2011
a. Intangible assets-
Intellectual property (Net of accumulated amortization of $ 11 and $ 8 of December 31, 2012 and 2011, respectively) (1)	44	47

b. Deferred expenses -
Cost	116	116
Accumulated amortization (2)	(106)	(99)
	10	17

	54	64
(1)	See Note 2h(1).
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years (see Note 7 c (1)).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 6:-                 LOANS FROM RELATED PARTIES

a.      Composed as follows:

	December 31,
	2012	2011
Long- term liability (see c-j below)	1,435	557
Current maturities of long- term liability	234	133
	1,669	690

b.      Aggregate maturities of long-term loans for years subsequent to December 31, 2012 are as follows:

Year	Amount
2013	234
2014	363
2015	578
2016	363
2017 and thereafter	131
1,669

c. 1.
On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a Refinancing Agreement with a related company (owned 45.45% by a related party) (the “Related Company”).  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel in Tel Aviv (The “Hotel”) to the Related Company at a price of $ 450 (in dollars) per minibar for a total of $ 211.5. It was agreed that the minibars will remain at the Hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the Hotel. The title to the minibars now rests with the Related Company.

2.
On February 7, 2012, HOMI Industries, entered into a loan agreement with the Related Company.  Pursuant to this agreement, the Related Company agreed to loan to HOMI Industries the sum of $90. HOMI Industries agreed to encumber computerized minibar systems, including 288 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s Affiliate agreed to install at the Carlton Tel-Aviv Hotel.

d.	1.
On January 28, 2010, HOMI’s President loaned HOMI $ 100, at an agreed interest rate of 8% per annum. During the years 2011 and 2012, HOMI paid interest on this loan, but no principal.  According to the terms of the agreement, HOMI was to commence payment of principal at the end of the first quarter of 2012.

In December 2011, the lenders agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan is for a period of four years, including two years’ grace on the principal, and with the lender being entitled during such grace period to convert the loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.
In respect of the change in the terms of the loan, a lender benefit was created at $ 75 and expressed in Company's capital reserve.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 6:-                      LOANS FROM RELATED PARTIES (cont.)

2.
On July 12, 2012, HOMI entered into an additional loan agreement with HOMI's President, pursuant to which HOMI’s President loaned HOMI the sum of $50 bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to its president at the same price per share as in the rights offering.

e.
On February 18, 2010, HOMI Industries entered into a loan agreement with a related party pursuant to which HOMI Industries received a loan of $ 140 for the installation of 280 HOMI® minibars at the Wyndham Hotel in New York, USA.

As security and collateral for repayment of the Loan, HOMI Industries encumbered in lender's favor the computerized minibar system, including 280 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

f.	On June 14, 2010, HOMI Industries entered into a second loan agreement with the above mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671,550 (approximately $ 173 when received) for the installation of 363 HOMI® minibars at the Royal Beach Hotel in Eilat, Israel.

As security and collateral for repayment of the Loan, HOMI Industries encumbered in lender's favor the computerized minibar system, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

g.
On October 26 2011, HOMI Industries entered into an additional loan agreement with the above mentioned related party, pursuant to which HOMI Industries received a loan of $ 108 for the installation of 270 HOMI® minibars at the Herods Hotel in Jerusalem, Israel.

As security and collateral for repayment of the Loan, HOMI Industries encumbered in lender's favor the computerized minibar system, including 270 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

h.	On January 28, 2010, HOMI entered into a loan agreement with a related company as follows:
The related party loaned HOMI NIS 1,125,000 (approximately $ 300 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On December 15, 2011, the lender agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan was for a period of four years, including two years’ grace on the principal, and with the lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.
In respect of the change in the terms of the loan, a lender benefit was created at $ 225 and expressed in Company's capital reserve, and offset against benefit reduction expenses over the loans return period. During the year ended December 31, 2012, benefit reduction expenses in regard to this loan and to the loan detailed in 6d(1) above amounted to $ 61.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 6:-                      LOANS FROM RELATED PARTIES (cont.)

      Pursuant to an additional loan agreement with the above mentioned related company dated January 8, 2012, the related company loaned HOMI NIS 850,000 (approximately $ 220 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On September 1, 2012, the related company agreed to HOMI’s request to recycle the loan agreements for NIS 1,125,000 and NIS 850,000, respectively, as follows:

(1)
An amount of approximately NIS 1,660,000 ($ 412) out of the above mentioned loans ,was recycled into 3 loan agreements with HOMI Industries Ltd, pursuant to which the related party shall receive a portion of the revenue from minibar systems operated by HOMI subsidiaries in three hotels as detailed below.

(2)	An amount of approximately NIS 315,000 ($ 78) of principal remains outstanding and payable under the December 15, 2011 loan, in accordance with its terms.

Of the NIS 850,000, January 8, 2012 loan, NIS 809,000 ($201) was recycled into a loan agreement with HOMI Industries Ltd, pursuant to which the lender shall receive a portion of the revenue from a minibar system operated by a HOMI subsidiary in the Hilton Olympia Hotel in London (the “Hilton Agreement”).

NIS 41,000 ($10) was recycled into a loan agreement between the lender and HOMI Industries Ltd, pursuant to which the lender shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Leonardo Rehovot Hotel (the “Leonardo Agreement”).

Of the NIS 1,125,000 December 12, 2011 loan, NIS 178,836 ($44) was recycled under the Leonardo Agreement.

NIS 631,643 ($156.8) was recycled into a loan agreement between lender and HOMI Industries Ltd, pursuant to which lender shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Sheraton Salobre Grand Canary Islands Hotel (the “Sheraton Agreement”).

In respect of the above mentioned loans recycling an amount of $ 182 was charged to capital.

Repayments of these loans and the loans mentioned in items e-g above, are computed on the basis of the specified minibar system’s revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

i.
In December 2011, HOMI received three additional loans from shareholders and directors, amounting to $ 80 in total. Each   loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest.

j.
On July 12, October 15, January 1, 2013, HOMI entered into three new loan agreements with the majority shareholder in HOMI. Pursuant to these loan agreements, the shareholder agreed to loan HOMI the sums of $ 250, $ 200 and $ 70, respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal. Pursuant to the loans agreements, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loans by issuing shares of HOMI’s common stock to the shareholder at the same price per share as in the rights offering.

The loan funds pursuant to the loan agreement that was signed on January 1, 2013, were made available to HOMI on December 24, 2012.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:-                 LONG-TERM LOANS FROM OTHERS

a.	composed as follows:

	December 31,
	2012	2011
Long- term liability	505	2,341
Current maturities of long-term liability	333	228
	838	2,569

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2012 are as follows:

Year	Amount
2013	333
2014	176
2015	105
2016	86
2017 and thereafter	138
838

c.	Additional information:
(1)
In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2012 and 2011 amounted to approximately $ 257 and   $ 415, respectively.

(2)	HOMI Industries, entered into two loan agreements with Moise Laurent Elkrief and Sonia Elkrief (“Elkrief”).
The two agreements were signed on October 25, 2009. Pursuant to these agreements, Elkrief lent HOMI Industries $88.5 and $83 (the “Loans”).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 7:-                 LONG-TERM LOANS FROM OTHERS (cont.)

As security and collateral for repayment of the Loans, HOMI Industries encumbered in Elkrief’s favor computerized minibar systems, including 177 and 166 HOMI® computerized minibars, central units and licenses to HOMI® software, which HOMI’s Affiliates installed in January 2010 at the Strand Hotel in New York, USA, and in the Leonardo Ramat Hahayal Hotel, in Tel Aviv, Israel, respectively and operate for the hotels under outsource operation agreements which HOMI’s Affiliates signed with the hotels.

(3)	HOMI Industries, entered into two loan agreements with Sparta Technical Solutions LTD ("Sparta").
The two agreements were signed on December 24, 2012. Pursuant to these agreements, Sparta lent HOMI Industries $ 68 and $ 166 (the “Loans”).

As security and collateral for repayment of the Loans, HOMI Industries agreed to encumber in Sparta's favor computerized minibar systems, including 130 and 375 HOMI® computerized minibars, central units and licenses to HOMI® software, which HOMI’s Affiliates installed in September 2012 at the Comfort Inn Chicago Hotel in Chicago, USA, and in December 2012 at the Dan  Hotel in Eilat, Israel, respectively, and operate for the Hotels under outsource operation agreements which HOMI’s Affiliates signed with the hotels.

(4)	On May 31, 2012, HOMI Industries entered into a loan agreement with GPF S.A ("GPF), pursuant to which GPF lent HOMI Industries $ 55 (the “Loan”).

As security and collateral for repayment of the Loan, HOMI Industries agreed to encumber in GPF’s favor the computerized minibar system, including 110 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s Affiliate installed in August 2012 at the Bereshit Hotel in Mitzpe Ramon, Israel, and operates for the hotel under an outsource operation agreements which HOMI’s Affiliate signed with the hotel.

(5)
HOMI Industries entered into two loan agreements with Troy Creative Solutions LTD ("Troy"), signed on July 30, 2012 and November 12, 2012 respectively. Pursuant to these agreements, Troy lent HOMI Industries $ 100 and $ 65 (the “Loans”).

As security and collateral for repayment of the Loans, HOMI Industries agreed to encumber in Troy's favor computerized minibar systems, including 210 and 140 HOMI® computerized minibars, central units and licenses to HOMI® software, which HOMI’s Affiliate installed in November 2012 at the Dan Accadia, Hertzlia, Israel  and plans to install in 2013 at the Dan Jerusalem Hotel, Israel, respectively and operate for the Hotels under outsource operation agreements which HOMI’s Affiliate signed with the hotels.

Repayments for the loans mentioned in items 2 - 5 above are  computed on the basis of the specified minibar systems’ revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

(6)	On October 5, 2010, HOMI Industries, entered into a loan agreement with Tomwood Limited, a BVI company ("Tomwood"). Pursuant to this agreement, HOMI Industries received $ 2,000.
This amount was presented as of December 31, 2011 in long-term liabilities as a loan from others.
On June 29, 2012, the loan was converted and Tomwood received an allocation of 110,497,238 Company shares at the price of $ 0.0181 dollar per share. See also Note 10b.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 8:-                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2012	2011
Employees and payroll accruals	189	150
Accrued expenses	182	145
Advances from customer	75	-
Related parties	58	5
Government authorities	52	52
Other	45	37
	601	389

NOTE 9:-                 COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS

a.	HOMI and its affiliates have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms.

HOMI and its affiliates own most of these minibars. Several hotels have a contractual purchase option granted which enables them to purchase the minibars at a price which results in a profit for the Company, and the agreement with the hotel is then terminated. To date, no hotel has exercised such an option.

b.
HOMI Industries has registered fixed charges over certain of its assets, including certain minibars and the rights to receivables generated by such minibars , in favor of  third parties, as security for loans which were given to HOMI by such third parties, or to secure profit sharing payments which HOMI undertook to pay to such parties. Total liabilities secured by these fixed charges as of December 31, 2012 are in the amount of approximately $ 1,000. See also Notes 9f, 7c (2-5) and 6(e-h).

c.	Rent expenses -

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.
In addition, the Company’s U.S. counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance

In addition, the Company rents space under various month to month arrangements for certain facilities. The Company rents office space in Herzliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel and HOMI Industries. During the years ended December 31, 2012 and 2011, rent expenses amounted to $ 45 and $ 49, respectively.

Rent commitments:
Future minimum lease commitments under non-cancelable operating leases are as follows:

First year	34
Total	34

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 9:-                 COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS (cont.)

d.
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

e.
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

f.
During March to June, 2010, HOMI Industries and Best Bar Services Ltd. ("Best Bar"), began to implement the cooperation pursuant to the Memorandum of Understanding they entered into as of 23 September 2009 ("the MOU”), in relation to Best Bar’s Open Display, Open Access Computerized Minibars. HOMI has included the Best Bar minibar in its catalogue of minibars, represented as the “HOMI® 232” model. During 2011 HOMI installed the HOMI® 232 Minibar in 3 hotels in Israel and one hotel in the USA.

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
However, HOMI is not satisfied with the performance of the HOMI232 and decided to replace them with the new HOMI226 minibars.
HOMI already removed the HOMI232 minibars from 2 Hotels in Israel and replaced them with the new HOMI226.
Best Bar purchased these minibars back from HOMI Industries at a reduced price.  This transaction created a loss of $40.
HOMI Industries is planning to continue to remove the HOMI® 232 from the remaining 2 Hotels, during 2013.

NOTE 10:-     SHAREHOLDERS’ EQUITY

a.	Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared.

Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

b.
On June 29, 2012, a loan in the amount of $2,000 received from Tomwood with a conversion at a price per share of $ 0.06 was converted and Tomwood received an allocation of 110,497,238 Company shares in the price of $ 0.0181 per share.

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

NOTE 10:-     SHAREHOLDERS’ EQUITY (cont.)

c.
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

On January 28, 2013 the reverse split was executed.

NOTE 11:-                      CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business).

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2012	2011

Customer A	12.4%	12.8%
Customer B	7.9%	8.5%
Customer C	6.0%	6.4%
Customer D	4.7%	5.9%
Customer E	4.1%	4.5%
Customer F	3.7%	4.4%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2012	2011

Israel	59%	57%
USA	31%	35%
ROW	10%	8%
Total	100%	100%

c.
As of December 31, 2012, $ 2,444 of the consolidated long-lived assets were located in Israel, $ 838 in the USA and $ 597 in ROW. As of December 31, 2011, $ 2,215 of the consolidated long-lived assets were located in Israel; $ 1,119 in the USA; and $ 643 in ROW.

NOTE 12:                           FINANCIAL AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

	Year ended December 31,
	2012	2011

Interest on long-term loans (1)	(270)	(393)
Linkage difference and others, net	52	28
	(218)	(365)

(1) As for financial expenses to shareholders, see Note 15a.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 13:-                      OTHER EXPENSES

	Year ended December 31,
	2012	2011
Dismantling of Minibars	(127)	(65)
Termination contract with Best Bar see Note 9f	(40)	-
	(167)	(65)

NOTE 14:-                      TAXES ON INCOME

a.	Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 24% in 2011 and 25% in 2012 and thereafter.
 The subsidiary in the USA is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 35% - 45% corporate tax rate. The subsidiary in Australia is subject to 30% corporate tax rate.

b.
The subsidiary in the USA is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $ 50 taxable income the rate is 15%. In addition, a 8.84% California state tax is applicable.

c.	As of December 31, 2012, loss carryforwards are approximately:
$
HOMI USA Inc. *	3,467
HOMI Israel Ltd.	1,740
HOMI Industries Ltd.	3,199
HOMI Europe SARL	1,111
HOMI Inc.	320
HOMI UK LTD.	724
HOMI Australia PTY.	340
HOMI France	145
11,046

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred Tax assets-Operating loss carryforwards	2,789	2,258
Deferred Tax Liabilities-Temporary differences in regard to expenses and property	(51)	(59)

Net deferred tax asset before valuation allowance	2,738	2,199
Valuation allowance	(2,738)	(2,199)

Net deferred tax	-	-

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 14:-                      TAXES ON INCOME (cont.)

As of December 31, 2012, the Company had provided valuation allowances of $ 2,738 in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. Deferred tax liability is presented in long-term liabilities. The valuation allowance increase by approximately $ 539 during the year ended December 31, 2012 and increased by approximately $ 489 during the year ended December 31, 2011.

e.	Breakdown of losses before taxes:
	Year Ended December 31,
	2012	2011
Israel	1,044	1,171
USA	1,628	379
ROW	218	195
	2,890	1,745

f.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

NOTE 15:-                      RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2012	2011
Directors' fees	12	15
Directors' liability insurance	30	24
Consulting and management fees	378	531
Interest Expense	101	67
	521	637

b.	As for balances and loans as of December 31, 2012 and 2011 - see Note 6.
c.	As for Benefit on conversion – see Note 6h and 10b.

NOTE 16:-   EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.	On January 10, 2013, HOMI Industries Ltd, entered into a new loan agreement with a related company, owned and managed by the President of HOMI.
Pursuant to the Loan agreement, the related company agreed to loan approx. $46 to HOMI Industries. As security and collateral for repayment of the Loan, HOMI Industries will encumber in the related company's favor a computerized minibar system, including 91 HOMI® 330 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate has installed at the Indigo Hotel Ramat Gan, Israel, and will operate for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

b.	On January 10, 2013, HOMI Industries Ltd, entered into a new loan agreement Troy Creative solutions.

Pursuant to the Loan agreement, the related company agreed to loan approx. $125 to HOMI Industries. As security and collateral for repayment of the Loan, HOMI Industries will encumber in the related company's favor a computerized minibar system, including 231 HOMI® 226 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate has installed at the Waldorf Astoria Jerusalem, Israel, and will operate for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

HOTEL OUTSOURCE MANAGEMENT
 INTERNATIONAL, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 16:-   EVENTS SUBSEQUENT TO BALANCE SHEET DATE (cont.)

c.	As of March 6, 2013, HOMI Industries Ltd entered into a new loan agreement with a related party, pursuant to which Lender agreed to loan $109 to HOMI Industries.
As security and collateral for repayment of the Loan, HOMI Industries will encumber in the related party's favor a computerized minibar system, including 230 HOMI® 226 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate will install at the Royal Beach  Hotel ,Tel Aviv, Israel, and will operate for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

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

During the year ending December 31, 2012, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2012, management had performed the examination with regard to all of HOMI’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2012, management has examined all of HOMI’s material subsidiaries, and has concluded that internal control over financial reporting is effective.

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

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2012 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Daniel Cohen	57	President, Director

Jacob Ronnel	56	CEO, CFO, Director

Ariel Almog	45	COO, Director

Avraham Bahry	67	Director

Kalman Huber	67	Chairman

Yoav Ronen	53	Director

Biographies

Avraham Bahry, 67 has been a director of HOMI since December 2004 and its Chairman from December 2004 to 2011. Mr. Bahry established Mul-T-Lock Ltd., an Israeli corporation, in 1973, which he grew into a multi-national holding company in the business of products and services for the protection of life and property. Mr. Bahry sold Mul-T-Lock Ltd. in 1999 and has worked as a consultant since then.

Daniel Cohen, 57, was appointed President of HOMI in August 2008 and was elected to the Board of Directors on November 20, 2008. Mr. Cohen has been a consultant to HOMI since September 2007... Mr. Cohen created a number of highly successful businesses including DAC Systemes (exclusive distributor in France Lebanon, Mauritius and Israel) for Micros Systems - world leaders in hospitality management, and eventually selling to Micros in 1995 From 1997 to 2005, Mr. Cohen served as Chairman, President and Chief Executive Officer of Bartech Systems International, Inc., a U.S. corporation which creates automated mini-bar solutions for the hotel industry. Mr. Cohen is a director of several small companies. From 1991 to 2000 ($40m to $300m), he was a director at Micros Systems Inc, like HOMI, a NASDAQ listed company. Mr. Cohen is a graduate of Ecole Hoteliere de Lausanne (International Institute of Hospitality Management) and is a graduate of the Advanced Management Program, INSEAD.

Jacob Ronnel, 56, has been Chief Executive Officer and a director of HOMI since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.

Ariel Almog, 45, has been Chief Operating Officer, secretary and director of HOMI since December 28, 2001.He has been Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) since May 1997 and a general manager since March 1998. In addition, he serves as an officer and director of each of HOMI's subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

Kalman Huber- 67, was elected to HOMI's board of directors as of April 2009 and became its Chair in 2011. Mr. Huber has many years of experience in the hotel industry .Mr Huber served as Senior Vice President and CFO of the Sheraton Moriah chain in Israel, a chain comprised of the Sheraton hotels in Israel and the Moriah hotels, from 1999 to 2007.   Since 2007, Mr. Huber has been Senior Vice President and CFO of Azorim Tourism, which, in addition to the Sheraton Moriah hotels, included the Accor hotels in Israel. Before joining Sheraton Moriah, Mr Huber worked for many years at IBM where he served as Assistant General Manager and CFO, and Assistant General Manager Marketing and Sales in IBM Israel, as well as holding senior positions in finance at IBM’s European headquarters.

Yoav Ronen, 53, was elected to HOMI’s board of directors in December 2006. Mr. Ronen has years of experience managing hotels. Since 2005, he had been Supervisor and Director of Marketing for two hotels in Prague, Czech Republic: The Joe Hotel and Villa Schwaiger. Since 2003, he has been Supervisor and Director of Marketing for the Ros Maris Rob D.o.o. Hotel in Croatia. From 1995-2002 he served as Chief Executive Officer for the Hotel Jordan River in Tiberius, Israel, and Hotel Carmel in Netanya, Israel. Mr. Ronen received a Bachelor’s degree in Business and Accounting from Tel Aviv University.

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

ITEM 11:                      EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel Chief Executive Officer, Chief Financial Officer	2011	165,548							165,548
	2012	128,938							128,938
Daniel Cohen President	2011	149,516							149,516
	2012	82,425							82,425
Ariel Almog COO (1)	2011	216,064							216,064
	2012	167,343							167,343

 (1)Mr. Almog's entire salary was paid by HOMI USA, Inc.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $750 per directors meeting, and $375 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avraham Bahry	$ 3,150						$ 3,150
Jacob Ronnel*
Ariel Almog*
Kalman Huber	$ 5,250						$ 5,250
Yoav Ronen	$ 3,150						$ 3,150

* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 15, 2013, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned (1)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	71,414	3.57%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	109,175	5.46%

Ariel Almog 224 Maypoint Drive, San Raphael, CA	28,264	1.41%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	102,713	5.14%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	266	0.01%

Kalman Huber 17, Levy Eshkol st. Tel Aviv, Israel	0	0
Tomwood Ltd. Vanterpool Plaza Wickhams Cay 1 Road Town Tortola, BVI XOVG111O	1,104,972	55.76%
All officers and directors as a group (6people) (1)(2)	311,831	15.58%

(1)	Based of total of 1,999,506 shares outstanding as of March 15, 2013.

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

A.
On July 20, 2009, HOMI Israel Ltd (“HOMI Israel”) signed a refinancing agreement with Globetrip Ltd., a company (owned 45.45% by Daniel Cohen, HOMI’s president).  Pursuant to this agreement, HOMI Israel sold 470 HOMI® 336 used minibars installed at the Dan Panorama Hotel in Tel Aviv to Globetrip Ltd. at a price of $ 450 per minibar for a total of $ 211,500. It was agreed that the minibars will remain at the hotel and HOMI Israel shall continue to operate and maintain these minibars in accordance with its existing outsource operation agreement with the hotel. The title to the minibars now rests with the Globetrip Ltd.

On February 7, 2012, HOMI Industries entered into another loan agreement with Globetrip Ltd.  Pursuant to this agreement, Globetrip Ltd. agreed to loan to HOMI Industries the sum of $90,000. HOMI Industries agreed to encumber computerized minibar systems, including 288 computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries agreed to install at the Carlton Tel-Aviv Hotel.

B.
1.      On January 28, 2010, HOMI’s President, Daniel Cohen loaned HOMI $ 100,000 at an agreed interest rate of 8% per annum. During the years 2011 and 2012, HOMI paid interest on this loan, but no principal.  According to the terms of the agreement, HOMI was to commence payment of principal at the end of the first quarter of 2012.

In December 2011, Mr. Cohen agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan is for a period of four years, including two years’ grace on the principal, and with Mr. Cohen being entitled during such grace period to convert the loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.

2. On July 12, 2012, HOMI entered into an additional loan agreement with Mr. Cohen, pursuant to which Mr. Cohen loaned HOMI the sum of $50,000 bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to its president at the same price per share as in the rights offering.

C.
 1.    On February 18, 2010, HOMI Industries entered into a loan agreement with Ilan Bahry, Amir Schechtman and Oded Yehoshua, collectively, a related party, pursuant to which HOMI Industries received a loan of $ 140,000 for the installation of 280 HOMI® minibars at the Wyndham Hotel in New York, USA.

As security and collateral for repayment of the loan, HOMI Industries placed a lien on the computerized minibar system, including 280 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel, in favor of Messrs. Bahry, Schechtman and Yehoshua.

2.     On June 14, 2010, HOMI Industries entered into a second loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of  NIS 671,550 (approximately $ 173,000 when received) for the installation of 363 HOMI® minibars at the Royal Beach Hotel in Eilat, Israel.

As security and collateral for repayment of this, HOMI Industries encumbered in the lender's favor the computerized minibar system, including 363 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI Industries installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel.

3.     On October 26 2011, HOMI Industries entered into an additional loan agreement with the above-mentioned related party, pursuant to which HOMI Industries received a loan of $ 108,000 for the installation of 270 HOMI® minibars at the Herods Hotel in Jerusalem, Israel.

As security and collateral for repayment of this, HOMI Industries encumbered in the related party’s favor the computerized minibar system, including 270 HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at said hotel and operates for the hotel under an outsource operation agreement which HOMI Industries signed with the hotel.

D.
On January 28, 2010, HOMI entered into a loan agreement with Bahry Business & Finance (1994) Ltd., a company owned by Avrahm Bahry, a director of HOMI and former chairman of its board of directors, as follows:

Bahry Business & Finance (1994) Ltd. loaned HOMI NIS 1,125,000 (approximately $ 300,000 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On December 15, 2011, Bahry Business & Finance (1994) Ltd. agreed to HOMI’s request to recycle this loan agreement into a new loan agreement.  This new loan was for a period of four years, including two years’ grace on the principal, and with Bahry Business & Finance (1994) Ltd. being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of this loan.

Pursuant to an additional loan agreement with the above-mentioned related company dated January 8, 2012, the related company loaned HOMI NIS 850,000 (approximately $ 220,000 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On September 1, 2012, Bahry Business & Finance (1994) Ltd. agreed to HOMI’s request to recycle the loan agreements for NIS 1,125,000 and NIS 850,000, respectively, as follows:

1. An amount of approximately NIS 1,660,000 ($ 412,000) out of the above mentioned loans was recycled into 3 loan agreements with HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenue from minibar systems operated by HOMI subsidiaries in three hotels as detailed below.

2. An amount of approximately NIS 315,000 ($ 78,000) of principal remains outstanding and payable under the December 15, 2011 loan, in accordance with its terms.

Of the NIS 850,000, January 8, 2012 loan, NIS 809,000 ($201,000) was recycled into a loan agreement with HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd. shall receive a portion of the revenue from a minibar system operated by a HOMI subsidiary in the Hilton Olympia Hotel in London

NIS 41,000 ($10,000) was recycled into a loan agreement between Bahry Business & Finance (1994) Ltd.  and HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Leonardo Rehovot Hotel

Of the NIS 1,125,000 December 12, 2011 loan, NIS 178,836 ($44,000) was recycled under the Leonardo Agreement.

NIS 631,643 ($156,800) was recycled into a loan agreement between Bahry Business & Finance (1994) Ltd.  and HOMI Industries Ltd, pursuant to which Bahry Business & Finance (1994) Ltd.  shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Sheraton Salobre Grand Canary Islands Hotel.

Repayments of these loans, are computed on the basis of the specified minibar system’s revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

E.
In December 2011, HOMI received three additional loans from shareholders and directors, amounting to $ 80,000 in total. Each loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal, and with each lender being entitled during such grace period to convert each loan into shares of HOMI’s common stock at 3 cents per share or the price per share in a rights offering if HOMI conducts a rights offering prior to full repayment of these loans.  These loans are all in US Dollars and bear 8% annual interest.

F.
On July 12, 2012, October 15, 2012, January 1, 2013, HOMI entered into three new loan agreements with Tomwood Limited, the majority shareholder in HOMI. Pursuant to these loan agreements, Tomwood Limited agreed to loan HOMI the sums of $ 250,000 $ 200,000 and $ 70,000 respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreements, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loans by issuing shares of HOMI’s common stock to Tomwood Limited at the same price per share as in the rights offering.

The loan funds pursuant to the loan agreement that was signed on January 1, 2013, were made available to HOMI on December 24, 2012.

During the years ended December 31, 2012, HOMI incurred various related party expenses for the following:

Description	2012
Directors’ fees and liability insurance	$41,283
Consulting fees	$378,706
Interest Payments	$101,076
Totals	$521,065

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

Audit Fees

The aggregate fees billed for the year ended December 31, 2012 for professional services rendered by Barzily & Company for the audit of the December 31, 2011 and 2012 financial statements approximated $ 72,000 and $50,000, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2011 and 2012, we paid $ 11,000 and $9,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2011 and 2012 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2011 and 2011, we paid $11,000 and $0, respectively, for other products and services.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: April 11, 2013	By:	/s/Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Principal Executive Officer, Director		Jacob Ronnel, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Dated:	April 11, 2013	Dated:	April 11, 2013

/s/ Avraham Bahry
	Ariel Almog, Director		Avraham Bahry, Director
Dated:		Dated:	April 11, 2013

/s/ Kalman Huber
	Yoav Ronen, Director		Kalman Huber, Director
Dated:		Dated:	April 11, 2013