Form 10-Q
period 2013-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2013-05-14
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☐

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 1,999,506 as of March 31, 2013

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2013

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2013 and December 31, 2012	2-3

Statements of Comprehensive Loss -
Three months ended March 31, 2013 and 2012	4

Statements of Cash Flows -
Three months ended March 31, 2013 and 2012	5-6

Notes to Financial Statements	7-11

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of March 31,	As of December 31,
	2013	2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	160	195
Short-term bank deposits	21	26
Trade receivables (net of allowance for doubtful accounts of $ zero as of March 31, 2013 and December 31, 2012)	525	453
Other accounts receivable	155	140
Inventories	330	350

TOTAL CURRENT ASSETS	1,191	1,164

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	3,694	3,857
Other property and equipment	25	22

TOTAL PROPERTY AND EQUIPMENT	3,719	3,879

OTHER ASSETS:

Deferred expenses, net	10	10
Intangible assets	43	44

TOTAL OTHER ASSETS	53	54

TOTAL	4,963	5,097

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY	Unaudited	Audited

CURRENT LIABILITIES:

Current maturities of long term loans from related parties	111	234
Current maturities of long-term loans from others	285	333
Trade payables	775	583
Accrued expenses and other current liabilities	529	601

TOTAL CURRENT LIABILITIES	1,700	1,751

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	1,714	1,435
Long-term loans from others ,net of current maturities	529	505
Accrued severance pay, net	34	47

TOTAL LONG-TERM LIABILITIES	2,277	1,987

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2013 and as of December 31, 2012.	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 1,999,506 shares issued and outstanding as of March 31, 2013 and as of December 31, 2012.	2	2
Additional paid-in capital	12,272	12,272
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	60	21
Accumulated deficit	(12,762)	(12,350)

TOTAL SHAREHOLDERS' EQUITY	986	1,359

TOTAL	4,963	5,097

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2013	2012
	Unaudited

Revenues	982	858

Cost of revenues:

Depreciation	(156)	(145)

Other	(646)	(530)

Gross profit	180	183

Operating expenses:

Research and development	(15)	(34)

Selling and marketing	(68)	(62)

General and administrative	(323)	(309)

Operating loss	(226)	(222)

Financing expenses and foreign currency translation, net	(107)	(84)

Other expenses, net	(74)	(11)

Benefit reduction for Loans	(5)	-

Net loss	(412)	(317)

Basic and diluted net loss per share	(0.0002)	(0.0004)

Weighted average number of shares used in computing basic and diluted loss per share	1,999,506	894,534

Other Comprehensive Loss:

Net Loss	(412)	(317)

Foreign currency translation adjustments	(39)	27

Comprehensive Loss	(451)	(290)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,
	2013	2012
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(412)	(317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	150
Capital loss	74	-
Increase (Decrease ) in accrued severance pay, net	(13)	6
Interest and linkage differences in regard to shareholders and subsidiaries	34	8
Benefit component	5	-
Changes in assets and liabilities:
Decrease (Increase) in inventories	17	(24)
Increase in trade receivables	(75)	(167)
Increase in related parties	18	28
Increase in other accounts receivable	(36)	(55)
Increase (Decrease) in trade payables	74	(44)
Increase (Decrease) in accounts payable and accrued expenses	(91)	33

Net cash used in operating activities	(246)	(382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	223	26
Purchases and production of property and equipment	(140)	(37)
Short-term bank deposits, net	5	(1)

Net cash provided from (used in) investing activities	88	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	178	275
Payments of long- term loans to related parties	(29)	(16)
Payments of long-term loans to others	(56)	(51)
Proceeds from others	32	-

Net cash provided by financing activities	125	208

Effect of exchange rate changes on cash and cash equivalents	(2)	(4)
Decrease in cash and cash equivalents	(35)	(190)
Cash and cash equivalents at the beginning of the period	195	291
Cash and cash equivalents at the end of the period	160	101

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Three Months Ended March 31,
	2013	2012
	Unaudited
Non-cash investing and financing activities:

Acquisition of propertyand equipment on short-term credit	118	288

Receivables in regard to property and equipment	34	26

Cash paid during the period for interest	38	77

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

Currently the HOMI® 330, a "sealed-access" type wireless Computerized Minibar system and the newer HOMI® 226, an "Open-Access" type wireless Computerized Minibar system, are both being produced and installed.

c.
Commencing 2009, HOMI has begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI shall continue to manage and operate these minibars in return for a management fee and profit sharing arrangements.

d.	On March 31, 2013, the Company had $ 181 in cash, including short term deposits.

The Company continues to incur losses ($ 412 in the three months ended March 31, 2013) and has a negative cash flow from operations amounting to approximately $ 246 for this period.

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
The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or other.

On April 26, 2013 HOMI entered into two loan agreements with a related party, (15%) and other parties (85%), under the new business model- see c above. The loans were for $ 165 and $ 133. See also Note 6b.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed April 15, 2013.

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

e.	Exchange rates Exchange and linkage differences are charged or credited to operations as incurred. Exchange rates and the Consumer Price Index ("CPI") in Israel:

	March 31,	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.274	$0.268
Euro (EU)	$1.278	$1.318
Australian Dollar (AU$)	$1.043	$1.037
Pound Sterling (GBP)	$1.517	$1.617
Consumer Price Index ("CPI")*:	122.12	122.12

	Three Months Ended March 31,
Increase in Rate of Exchange:	2013	2012
NIS	2.24%	2.86%
EU	(3.03)%	3.17%
AU$	0.58%	2.36%
GBP	(6.18%)	3.70%
Consumer Price Index ("CPI")*:	0.0%	0. 0%

*Based on the Year 2002 average rate

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-  FIXED ASSETS

Number of minibars The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.03.2013	31.03.2012
HOMI Israel Ltd. (1),(3)	Israel	4,780	4,390
HOMI USA, Inc. and HOMI Canada, Inc. (1),(3)	U.S.A. and Canada	2,865	3,386
HOMI Europe SARL (1), (2) ,(3)	Europe	1,499	1,499
		9,144	9,275

(1)	A quantity of minibars are owned by HOMI Industries, which is a wholly owned subsidiary ("HOMI Industries") and rented to other subsidiaries. As of March 31, 2013 the minibars are located as follows:

	HOMI U.S.A.	HOMI Israel	Europe	Total
Number of minibars	1,620	2,791	1,499	5,910

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of March 31, 2013 located as follows:

	HOMI U.S.A.	HOMI Israel	Europe	Total
Number of minibars	246	333	0	579

NOTE 4:-  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, the Company incurred various related party expenses as follows:

	Three Months Ended March 31,
	2013	2012
	Unaudited

Directors' Fees and Liability Insurance	9	9
Consulting and Management Fees	104	96
Financial Expenses	31	20
Benefit Reduction for loan	5	19
	149	144

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 5: - SIGNIFICANT EVENTS DURING THE PERIOD

a.
On January 28, 2013 the Company executed a reverse split of one -for- hundred of all of HOMI’s shares of common stock. Following the reverse split, the number of outstanding shares of common stock decreased from approximately 200,000,000 to 2,000,000. The corporation issued no fractional shares of common stock and fractional shares resulting from the reverse split were rounded up to the nearest whole share.

b.
On April 5, 2013, HOMI entered into a new loan agreement with the majority shareholder in HOMI. Pursuant to this loan agreement, the shareholder agreed to loan HOMI the sum of $ 100, bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to the shareholder at the same price per share as in the rights offering.

The loan fund pursuant to the loan agreement, was made available to HOMI on March 26, 2013.

NOTE 6:-  EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.	See Note 5b.

b.
On April 26, 2013 HOMI entered into two loan agreements with a related party (15%) and two other parties per agreement (85%). The loans were for $ 165 and $ 133 .As security and collateral for repayment of the Loans, HOMI will encumber in the  lender's favor computerized minibar systems, including 313 and 280 HOMI® 226 computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate will install at the Sheraton Tel Aviv and Dan Tel Aviv, Israel, respectively, and will operate for the hotel under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2013 and our results of operations for the three months ended March 31, 2012 and March 31, 2013. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2013 or March 31, 2012.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2012 the Company’s balance sheet includes $3,879,000 of fixed assets, net. As of March 31, 2013, our balance sheet included $ 3,719,000 of fixed assets, net. The Company has completed its impairment test for the three months ended March 31, 2013 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Hotel Outsource Management International, Inc. (“HOMI”) is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibars, the HOMI® 330 and HOMI® 226.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012.

REVENUES

For the three months ended March 31, 2013 and 2012, HOMI had revenues of $982,000 and $858,000, respectively, an increase of $124,000 or 14.5%. These revenues arise primarily from the sale of refreshments in the minibars, as well as the direct sale of HOMI minibars. The increase in revenues is mainly due to an increase of the quantity of minibars sold directly to our distributors (direct sales).

For the three months ended March 31, 2013, our three largest customers accounted for approximately 25.01 % of our total revenues. During the same period of 2012, our three largest customers collectively accounted for 22.55 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, increased from $ 328,000 for the three months ended March 31, 2012 to $ 336,000, for the three months ended March 31, 2013.  Gross profit margin, before consideration of depreciation expense, decreased from 38.2 % to 34.2%.

Gross profit, after consideration of depreciation expense, decreased from $ 183,000 for the three months ended March 31, 2012 to $ 180,000, for the three months ended March 31, 2013.  Gross profit margin decreased from 21.3 % to 18.3%.

The decrease is mainly due to the fact that the gross profits at our US subsidiary were relatively low for this period.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2012 and 2013 were $ 530,000 and $646,000, respectively, an increase of $ 116,000 or 21.9%. The increase is mainly due to the increase of the cost of revenues in our US subsidiary for the period.

Depreciation expense for the three months ended March 31, 2012 and 2013 approximated $ 145,000 and $156,000, respectively, an increase of $11,000. As a percentage of revenues, depreciation expense decreased from 16.9 % to 15.9%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the three months ended March 31, 2012 were $34,000, and $ 15,000 for the three months ended March 31, 2013.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses increased from $  309,000  for the three months ended March 31, 2012 to $ 323,000 for the three months ended March 31, 2013, or by  4.5%. As a percentage of revenues, general and administrative expenses decreased from 36.0 % to 32.9%.

Selling and Marketing expenses increased from $ 62,000 for the three months ended March 31, 2012 to $ 68,000 for the three months ended March 31, 2013, or by 9.7%.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2012 we had financial expenses (net) of $ 84,000 and for the three months ending March 31, 2013, we had financial expenses (net) of $ 107,000.

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2012 and 2013 we had other expenses, net, of $11,000 and $74,000, respectively. The expenses during the period are mainly due the dismantling of minibars from 2 hotels in the USA, since the Outsource Operation agreement in these hotels has expired.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2012 and 2013 we had a net loss of $317,000 and $ 412,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2013 of $ 12,762,000. During the three months ended March 31, 2013, we had net loss of $ 412,000.

Our financing activities resulted in cash of approximately $ 125,000 during the three months ended March 31, 2013.  During the three months ended March 31, 2013, we used cash in the amount of $246,000.

As of March 31, 2013, we had long term liabilities of approximately $ 2,277,000 which are comprised, mainly, of loans.

As of March 31, 2013, the Company had $181,000 in cash, including short term deposits

In order to implement the Company's basic business plan for the installation of additional minibars, the Company will need additional funds from shareholders or others.  The Company's preferred method is its new business model, pursuant to which we obtain a loan from a third party in order to finance the purchase and installation of minibars at a specific hotel with which we have an outsourcing agreement. The minibars, once installed and operational, remain in place at the hotel, and we operate and maintain these minibars in accordance with our outsourcing agreement. A sum equal to a portion of our revenues from the outsourcing agreement is paid to the third party each month, towards repayment of the loan, usually for the duration of the outsourcing agreement, and a minimum of 8-9 years.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, there were no sales of unregistered equity securities.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 12, 2013	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: May 12, 2013	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)