Form 10-Q
period 2013-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2013-08-12
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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
(1) Yes ☒ No☐

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  1,999,506 as of June 30, 2013.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

INTERIM FINANCIAL STATEMENTS

AS OF

June 30, 2013

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 –CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2013 and December 31, 2012	2-3

Statements of Comprehensive Loss -
Six and three months ended June 30, 2013 and 2012	4

Statements of Cash Flows -
Six months ended June 30, 2013 and 2012	5-6

Notes to the Financial Statements	7-11

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of June 30,	As of December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	218	195
Short-term bank deposits	21	26
Trade receivables (net of allowance for doubtful accounts of $ zero as of June 30, 2013 and December 31,2012)	398	453
Other accounts receivable	130	140
Inventories	351	350

TOTAL CURRENT ASSETS	1,118	1,164

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	3,795	3,857
Other property and equipment	27	22

TOTAL PROPERTY AND EQUIPMENT	3,822	3,879

OTHER ASSETS:

Deferred expenses, net	10	10
Intangible assets	43	44

TOTAL OTHER ASSETS	53	54

TOTAL	4,993	5,097

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2013	2012*
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	56	141
Current maturities of long-term loans from others	296	426
Trade payables	941	583
Accrued expenses and other current liabilities	481	601

TOTAL CURRENT LIABILITIES	1,774	1,751

LONG-TERM LIABILITIES:

Long-term loans from related parties ,net of current maturities	1,436	1,232
Long-term loans from others ,net of current maturities	1,122	708
Accrued severance pay, net	67	47

TOTAL LONG-TERM LIABILITIES	2,625	1,987

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2013 and as of December 31, 2012.	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 1,999,506 shares issued and outstanding as of June 30, 2013 and as of December 31, 2012.	2	2
Additional paid-in capital	12,272	12,272
Capital reserve	1,414	1,414
Accumulated other comprehensive income	125	21
Accumulated deficit	(13,219)	(12,350)

TOTAL SHAREHOLDERS' EQUITY	594	1,359

TOTAL	4,993	5,097

* Reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)

Revenues	765	870	1,747	1,728

Costs of revenues:
Depreciation	(121)	(145)	(277)	(290)
Other	(552)	(613)	(1,198)	(1,143)

Gross profit	92	112	272	295

Operating expenses:

Research and development	(14)	(32)	(29)	(66)

Selling and marketing	(102)	(72)	(170)	(134)

General and administrative	(329)	(297)	(652)	(606)

Operating loss	(353)	(289)	(579)	(511)

Financing expenses and foreign currency translation, net	(100)	(98)	(207)	(182)

Other expenses, net	-	(1)	(74)	(12)
Benefit reduction for loans	(4)	(1,296)	(9)	(1,296)

Net Loss	(457)	(1,684)	(869)	(2,001)

Basic and diluted net loss per share	(0.0002)	(0.0019)	(0.0004)	(0.022)

Weighted average number of shares used in computing basic and diluted loss per share	1,999,506	906,811	1,999,506	900,672

Other Comprehensive Loss:

Net Loss	(457)	(1,684)	(869)	(2,001)

Foreign currency translation adjustments	(65)	9	(104)	18

Comprehensive Loss	(522)	(1,675)	(973)	(1,983)

The accompanying notes are an integral part of the consolidated financial statements

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(869)	(2,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	302
Capital gain	70	-
Increase in accrued severance pay, net	20	8
Interest and linkage differences in regard to shareholders and subsidiaries	101	(21)
Financial expenses for the benefit component in converting a loan into shares	-	1,296
Benefit component	9	37
Changes in assets and liabilities:
Decrease (Increase) in inventories	(4)	4
Decrease (Increase) in trade receivables	53	(118)
Increase in related parties	-	33
Increase in other accounts receivable	(54)	(24)
Increase in trade payables	142	49
Decrease in other payable and accrued expenses	(128)	(22)

Net cash used in operating activities	(379)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	340	60
Purchases and production of property and equipment	(332)	(132)
Short-term bank deposits, net	5	-

Net cash provided by (Used in) investing activities	13	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	6	30
Proceeds from long term loans from others, net	286	129
Proceeds from long-term loans from shareholders, net	100	220

Net cash provided by financing activities	392	379

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Decrease ( Increase ) in cash and cash equivalents	23	(151)
Cash and cash equivalents at the beginning of the period	195	291
Cash and cash equivalents at the end of the period	218	140

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	217	460

Receivables in regard to property and equipment	73	51

Conversion of loan into shares	-	2,000

Cash paid during the year for interest	65	151

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

Hereinafter, HOMI together with its subsidiaries will be referred to as the "Company."

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

d.
As of June 30, 2013, the Company had $ 239 in cash, including short term deposits.

The Company continues to incur losses ($ 869 in the six months ended June 30, 2013) and has a negative cash flow from operations amounting to approximately $ 379 for this period. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The financial statements have been prepared assuming that the Company will continue as a "going concern". The Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as "going concern" .The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed April 15, 2013.

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

e.	Exchange rates Exchange and linkage differences are charged or credited to operations as incurred. Exchange rates and the Consumer Price Index ("CPI") in Israel:

	June 30,	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.276	$0.268
Euro (EU)	$1.305	$1.318
Australian Dollar (AU$)	$0.925	$1.037
Pound Sterling (GBP)	$1.526	$1.617
Canadian Dollar (CAN$)	$0.954	$1.044
Consumer Price Index ("CPI"):	122.99	122.12

	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange and the Consumer Price Index ("CPI") in Israel:	2013	2012
NIS	2.98%	(2.67%)
EU	(0.1)%	(2.70%)
AU$	-%	0.20%
GBP	(5.63)%	1.36%
CAN$	(2.15)%	0.00%
Consumer Price Index ("CPI")*:	0.71%	1.25%

*Based on the year 2002 average rate.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-    FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed low, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.06.2013	30.06.2012
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	4,974	4,347
HOMI USA, Inc. and HOMI Canada, Inc. (1), (3)	U.S.A. and Canada	2,219	3,516
HOMI Europe S.A.R.L. (1), (2), (3)	Europe	1,499	1,499
		8,692	9,362

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries. As of June 30, 2013 the minibars are located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	1,620	2,791	1,499	5,910

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including HOMI® 232 shared operated minibars. As of June 30, 2012 located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	246	333	0	579

NOTE 4:-     RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2013 and 2012, the Company incurred various related parties expenses as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited		Unaudited

Directors' fees and liability insurance	8	9	17	18
Consulting and management fees	131	106	237	202
Financial expenses	26	19	52	32

Benefit reduction for loan	4	1,296	9	1,296

	169	1,430	315	1,548

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

b.
On April 5, 2013, HOMI entered into a new loan agreement with the majority shareholder. Pursuant to this loan agreement, the shareholder agreed to loan HOMI the sum of $ 100, bearing 8% annual interest.  The loan was for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI would have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to the shareholder at the same price per share as in the rights offering.

NOTE 6:-     EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On July 12, 2013, HOMI received a notice of effectiveness regarding a rights offering of up to 1,100,000 shares of common stock at $1 per share, to be exercised by August 26, 2013.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2013 and our results of operations for the three months ended June 30, 2012 and 2013. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2012 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2013 and 2012.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2012 the Company’s balance sheet includes $3,879,000 of fixed assets, net.  As of June 30, 2013, our balance sheet included $3,822,000 of fixed assets net. The Company has completed its impairment test for the six months ended June 30, 2013 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012.

REVENUES

For the three months ended June 30, 2013 and 2012, HOMI had revenues of $765,000 and $870,000, respectively, a decrease of $105,000 or 12.00%. These revenues arise primarily from the sale of refreshments in the minibars. The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms.

For the three months ended June 30, 2013, our three largest customers accounted for approximately 22.34 % of our total revenues.  During the same period of 2012, our three largest customers collectively comprised 28.83 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $257,000 for the three months ended June 30, 2012, to $213,000 for the three months ended June 30, 2013, a decrease of $44,000. Comparing the three month periods ended June 30 2012 and 2013, gross profit margin, before consideration of depreciation expense, decreased from 29.54 % to 27.84%.

Gross profit, after consideration of depreciation expense, decreased from $112,000 for the three months ended June 30, 2012 to $92,000 for the three months ended June 30, 2013, a decrease of $20,000.  This decrease is mainly due to the above mentioned decrease in revenues and due to the fact that the gross profits in our United States subsidiary is relatively low, for the period.

Gross profit margin decreased from 12.9 % to 12.0%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2012 and 2013 were $613,000 and $552,000, respectively, a decrease of $61,000 or 9.95% primarily as a result of the decrease in revenues.

Depreciation expense for the three months ended June 30, 2012 and 2013 approximated $145,000 and $121,000, respectively, a decrease of $24,000. As a percentage of revenues, depreciation expense decreased from 16.7 % to 15.8%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized Minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the three months ended June 30, 2012 and 2013 were $32,000 and $14,000, respectively.

General and Administrative expenses were $297,000 for the three months ended June 30, 2012 and $329,000 for the three months ended June 30, 2013. As a percentage of revenues, general and administrative expenses increased from 34.1 % to 43.0%.

Selling and Marketing expenses increased from $72,000 for the three months ended June 30, 2012 to $102,000 for the three months ended June 30, 2012, or by 41.7%.The increase is mainly due to a renewed effort in sales and marketing in the United States.

FINANCIAL EXPENSES AND FORIEG CURRENCY TRANSLATION, NET

For the three months ended June 30, 2012 we had financial expense (net) of $98,000, and for the three months ending June 30, 2013, we had financial expense (net) of $100,000.

OTHER EXPENSES

For the three months ended June 30, 2012 and 2013 we had other expenses of $1,000 and $0, respectively.

NET LOSS

For the three months ended June 30, 2012 and 2013 we had net loss of $ 1,684,000 and $ 457,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012.

REVENUES

For the six months ended June 30, 2013 and 2012, HOMI had revenues of $ 1,747,000 and $1,728,000, respectively, an increase of $ 19,000 or 1.1%.

For the six months ended June 30, 2013, our three largest customers accounted for approximately 22.3 % of our total revenues.  For the six months ended June 30, 2012, our three largest customers accounted for approximately 25.7 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased by $36,000, from $ 585,000 for the six months ended June 30, 2012 to $549,000, for the six months ended June 30, 2013.  Gross profit margin, before consideration of depreciation expense, decreased from 33.9 % to 31.4%.

Gross profit, after consideration of depreciation expenses, decreased by $23,000, from $295,000 for the six months ended June 30, 2012 to $ 272,000 for the six months ended June 30, 2012.  Gross profit margin decreased from 17.1 % to 15.6 % for the same reasons mentioned above

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the six months ended June 30, 2012 and 2013 were $ 1,143,000 and $ 1,198,000, respectively, an increase of $55,000 or 4.8%.

Depreciation expenses for the six months ended June 30, 2012 and 2013 approximated $290,000 and $277,000, respectively, a decrease of $ 13,000, or 4.5%. As a percentage of revenues, depreciation expense decreased from 16.8 % to 15.6%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the six months ended June 30, 2012 were $66,000 and $ 29,000 for the six months ended June 30, 2013.

General and Administrative expenses increased from $606,000 for the six months ended June 30, 2012 to $652,000 for the six months ended June 30 2012, an increase of $46,000, or 7.6%.  As a percentage of revenues, general and administrative expenses increased from 35.1 % to 37.3%.

Selling and Marketing expenses decreased from $134,000 for the six months ended June 30, 2012 to $170,000 for the six months ended June 30, 2013, an increase of $36,000 or by 26.9%. The increase is mainly due to a renewed effort in sales and marketing in the United States.

FINANCIAL EXPENSES AND FORIEG CURRENCY TRANSLATION, NET

For the six months ended June 30, 2012 and 2013 we had financial expenses (net) of $182,000 and $207,000, respectively.

These amounts include interest expense (net) of approximately $172,000 and $96,000, respectively.  The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER EXPENSES

For the six months ended June 30, 2012 we had other expenses of $12,000 and for the six months ended June 30, 2013, we had other expenses of $74,000. The expenses incurred during this 2013 six month period are mainly due the dismantling of minibars from two hotels in the United States, following the expiration of the outsource operation agreements for these hotels.

BENEFIT REDUCTION FOR LOAN

Value of the costed benefit component of a transaction converting a loan in 2012, in the amount of approximately $1,296,000 was charged to capital and offset against expenses.

NET LOSS

As a result of the above, for the six months ended June 30, 2012 we had net loss of $2,001,000 and for the six months ended June 30, 2013, we had a net loss of $ 869,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2013 of $13,219,000. During the six months ended June 30, 2013, we had net loss of $ 869,000.

Our financing activities resulted in cash of approximately $392,000 during the six months ended June 30, 2013.  During this same six month period, we used cash in the amount of $379,000.

On June 30, 2013, we had long term liabilities of approximately $2,625,000 which are mainly comprised of loans from related parties and others.

At June 30, 2013, HOMI had $ 239,000 in cash, including short term deposits.

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

The continuation of the company as a going concern is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others. We believe that these measures should provide sufficient cash for the ongoing operations of the Company for the next twelve months.

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

During the six months ended June 30, 2013, there were no sales of unregistered equity securities.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 9, 2013	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)