Form 10-Q
period 2013-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2013-11-13
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  2,903,984 as of September 30, 2013.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

INTERIM FINANCIAL STATEMENTS

AS OF

September 30, 2013

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

Balance Sheets -
September 30, 2013 and December 31, 2012	2-3

Statements of Comprehensive Loss -
Nine and three months ended September 30, 2013 and 2012	4

Statements of Cash Flows -
Nine months ended September 30, 2013 and 2012	5-6

Notes to Financial Statements	7-12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands

	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	135	195
Short-term bank deposits	22	26
Trade receivables (net of allowance for doubtful accounts of $ zero as of September 30, 2013 and December 31, 2012)	409	453
Other accounts receivable	111	140
Inventories	322	350

TOTAL CURRENT ASSETS	999	1,164

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	4,059	3,857
Other property and equipment	26	22

TOTAL PROPERTY AND EQUIPMENT	4,085	3,879

OTHER ASSETS:

Deferred expenses, net	4	10
Intangible assets	42	44

TOTAL OTHER ASSETS	46	54

TOTAL	5,130	5,097

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
US Dollars in thousands (except share data)

	As of September 30,	As of December 31,
	2013	2012*
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Current maturities of loans from related parties	73	170
Current maturities of long-term loans from others	360	459
Trade payables	1,173	567
Accrued expenses and other current liabilities	373	555

TOTAL CURRENT LIABILITIES	1,979	1,751

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	557	1,232
Long-term loans from others, net of current maturities	1,493	708
Accrued severance pay, net	70	47

TOTAL LONG-TERM LIABILITIES	2,120	1,987

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2013 and December 31, 2012;	-	-
Common stock of $ 0.001 par value– 200,000,000 shares authorized, 2,903,984 shares issued and outstanding as of September 30, 2013 and 1,999,506 as of December 31, 2012;	3	2
Additional paid-in capital	13,175	12,272
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	77	21
Accumulated deficit	(13,638)	(12,350)

TOTAL SHAREHOLDERS' EQUITY	1,031	1,359

TOTAL	5,130	5,097

*Reclassified
The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
US Dollars in thousands (except share data)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)

Revenues	754	780	2,501	2,509

Costs of revenues:
Depreciation	(112)	(146)	(389)	(436)
Other	(550)	(504)	(1,748)	(1,647)

Gross profit	92	130	364	426

Operating expenses:

Research and development	(10)	(44)	(39)	(110)

Selling and marketing	(97)	(70)	(267)	(205)

General and administrative	(365)	(339)	(1,017)	(945)

Operating loss	(380)	(323)	(959)	(834)

Financing income (expenses) and foreign currency translation, net	14	(9)	(193)	(191)

Other expenses	(6)	(89)	(80)	(101)

Benefit Reduction for Loan	(47)	-	(56)	(1,296)

Net loss	(419)	(421)	(1,288)	(2,422)

Basic and diluted net loss per share	(0.0002)	(0.0002)	(0.0006)	(0.0019)

Weighted average number of shares used in computing basic and diluted loss per share	2,753,238	1,999,506	2,250,750	1,276,399

Other Comprehensive Loss:

Net Loss	(419)	(421)	(1,288)	(2,422)

Foreign currency translation adjustments	(48)	(32)	56	(50)

Comprehensive Loss	(467)	(459)	(1,232)	(2,427)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,288)	(2,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	74	86
Depreciation and amortization	402	450
Increase in accrued severance pay, net	23	2
Interest and linkage differences in regard to related parties and subsidiaries	60	(17)
Financial expenses for the benefit component in converting a loan into shares	-	1,296
Benefit component in loans amortization	56	56
Changes in assets and liabilities:
Decrease in inventories	25	30
Decrease (increase) in trade receivables	44	(122)
Related parties, net	31	35
Increase in other accounts receivable	(42)	(10)
Increase (decrease) in trade payables	165	(94)
Increase (decrease )in accounts payable and accrued expenses	(176)	61

Net cash used in operating activities	(626)	(649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	351	89
Purchases and production of property and equipment	(493)	(279)
Short-term bank deposits, net	4	-

Net cash used ininvesting activities	(138)	(190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) related parties, net	245	543
Proceeds from long term loans from others, net	461	100

Net cash provided by financing activities	706	643

Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
Decrease in cash and cash equivalents	(60)	(197)
Cash and cash equivalents at the beginning of the period	195	291
Cash and cash equivalents at the end of the period	135	94

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	445	270

Conversion of loans into shares	904	2,000

Receivables in regard to property and equipment	87	89

Cash paid during the period for interest	80	194

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

The Company has been doing business since 1997 through various subsidiaries. The current corporate structure, in which it is holding company for various wholly owned subsidiaries around the world, has been in place since 2001. The Company common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011.  It now trades on the OTCQB under the symbol "HOUM”.

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

d.
As of September 30, 2013, the Company had $ 157 in cash, including short term deposits. The Company continues to incur losses ($ 1,288 in the nine months ended September 30, 2013) and has a negative cash flow from operations amounting to approximately $ 626 for this period. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

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
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed April  15, 2013.

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

e.	Exchange rates Exchange and linkage differences are charged or credited to operations as incurred. Exchange rates and the Consumer Price Index ("CPI") in Israel: Exchange rates:

	September 30,		December 31,
	2013		2012
New Israeli Shekel (NIS)	$0.282		$0.268
Euro (EU)	$1.350		$1.318
Australian Dollar (AU$)	$0.933		$1.037
Pound Sterling (GBP)	$1.613		$1.617
Canadian Dollar (CAN$)	$0.970		$1.044
Consumer Price Index ("CPI")	124.57		122.12

	Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2013		2012
NIS	5.2%		(2.4	) %
EU	2.4%		0.2%
AU$	(11.1	) %	3.0%
GBP	0%		5.2%
CAN$	(7.6	) %	4.3%
Consumer Price Index ("CPI")*	2.0%		2.1%

*Based on the year 2002 average rate.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 3:-    FIXED ASSETS

Number of minibars The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.09.2013	30.09.2012
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	5,430	4,455
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	2,104	3,289
HOMI Europe S.A.R.L. (1), (2)	Europe	1,499	1,499
		9,033	9,243

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries. As of September 30, 2013 the minibars are located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	1,614	2,888	1,499	6,001

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including 333 HOMI® 232 shared operated minibars. As of September 30, 2013 located in Israel.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 4:-    RELATED PARTIES TRANSACTIONS

During the nine and three months ended September 30, 2013 and 2012, the Company incurred various related parties expenses as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited		Unaudited
Directors' fees and liability Insurance	8	9	25	27
Consulting and management Fees	123	89	360	291
Financial expenses	9	37	61	119
Benefit reduction for loan	47	-	56	1,296
	187	135	502	1,733

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

b.
On September 9, 2013, HOMI closed a rights offering, pursuant to which HOMI raised an amount of approximately $ 904. In consideration, HOMI issued 904,478 shares of its common stock at a price of $ 1.00 per share.

c.
On January 10, 2013, HOMI Industries entered into a loan agreement with a related party owned and operated by the President of HOMI. Pursuant to this loan agreement the related party agreed to loan HOMI Industries the sum of $45.5.

On July 28, 2013, HOMI agreed to the related party’s request to cancel this loan, and the related party authorized HOMI to apply the full loan amount toward payment for shares purchased by the related party in HOMI’s shareholders rights offering mentioned in b above, declared effective by the United States Securities and Exchange Commission on July 12, 2013.

For technical reasons, HOMI did not issue such shares to the President in the context of the rights offering, but intends to issue them in the near future, at the same price per share that was applied in the rights offering.

d.
On October 9, 2013, HOMI entered into two new loan agreements, with the President and with the majority shareholder of HOMI, respectively, pursuant to which they agreed to loan HOMI $ 50 and $50 respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal. HOMI received the loan funds in September, 2013. Pursuant to these loan agreements, within thirty days of closing an equity investment of $600 or more, HOMI may elect to repay all or any portion of the outstanding loans and/or accrued interest in shares of HOMI common stock which shares shall be valued at the same price per share as in the corresponding equity investment.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
US Dollars in thousands

NOTE 6:-    EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.
On October 2, 2013, a director of  HOMI tendered his resignation as a director, effective November 8, 2013, and notified HOMI, that he will not stand for re-election as a director. In addition, this director has resigned from his position as a director of HOMI USA, Inc., a wholly owned subsidiary of HOMI, and all other HOMI subsidiaries, effective immediately. By mutual consent of that director the HOMI subsidiaries, his management position as Chief Executive Officer of HOMI USA, Inc., and his management positions in all HOMI subsidiaries will terminate, as of December 31, 2013. Those resignations are unrelated to HOMI’s operations, policies or practices.

b.
On October 2, 2013, by mutual consent of the Chief Executive Officer and HOMI and its subsidiaries, it was agreed that his management position as Chief Executive Officer and Chief Financial Officer of HOMI, and his management positions in all HOMI subsidiaries, will terminate, as of December 31, 2013. In addition, he will resign from all director positions he currently holds with HOMI subsidiaries effective December 31, 2013. He shall remain a director of HOMI. Those resignations are unrelated to HOMI’s operations, policies or practices.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2013 and our results of operations for the three months ended September 30, 2012 and 2013. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2012 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2013 and 2012.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2012 the Company’s balance sheet includes $3,879,000 of fixed assets, net.  As of September 30, 2013, our balance sheet included $4,085,000 of fixed assets net. The Company has completed its impairment test for the nine months ended September 30, 2013 and has concluded that no impairment write-off is necessary.

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

Whether we are consulting for a hotel, or managing its entire minibar department, we focus on hands-on, expert and dedicated management, on-site supervision, and disciplined implementation of specialized procedures which we have developed, in order to achieve our goals and improve the department’s performance.  Using these methods, we already manage thousands of minibars for our customers, who are spread over five continents around the world. We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various subsidiaries around the world, has been in place since 2001. Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 to February 2011 under the symbol "HOUM.OB."  It is currently listed on the OTCQB under the symbol HOUM.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012.

REVENUES

For the three months ended September 30, 2013 and 2012, HOMI had revenues of $754,000 and $780,000, respectively, a decrease of $26,000 or 3.3%. These revenues arise primarily from the sale of refreshments in the minibars. The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms.

For the three months ended September 30, 2013, our three largest customers accounted for approximately 24.49 % of our total revenues.  During the same period of 2012, our three largest customers collectively comprised 27.49 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $276,000 for the three months ended September 30, 2012 to $204,000 for the three months ended September 30, 2013, a decrease of $72,000. Comparing the three month periods ended September 30, 2012 and 2013, gross profit margin, before consideration of depreciation expense, decreased from 35.38 % to 27.71%. The decrease is mainly due to a decrease in the quantity of minibars operated in hotels in the Unites States, as agreements with some hotels in the United States reached the end of their terms.

Gross profit, after consideration of depreciation expense, decreased from $130,000 for the three months ended September 30, 2012 to $92,000 for the three months ended September 30, 2013, a decrease of $38,000.  Gross profit margin decreased from 16.7 % to 12.2%. See the same clarification as above.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2012 and 2013 were $504,000 and $550,000, respectively, an increase of $46,000 or 9.1%, primarily because the costs of labor remained unchanged while revenues decreased. The costs, mainly of labor, were not reduced during the same time frame as the reduction in the revenues.

Depreciation expense for the three months ended September 30, 2012 and 2013 approximated $146,000 and $112,000, respectively, a decrease of $34,000. As a percentage of revenues, depreciation expense decreased from 18.7 % to 14.9%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized Minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the three months ended September 30, 2012 were $44,000, and $10,000 for the three months ended September 30, 2013.

General and Administrative expenses were $339,000 for the three months ended September 30, 2012 and $365,000 for the three months ended September 30, 2013. As a percentage of revenues, general and administrative expenses increased from 43.5 % to 48.4%.

Selling and Marketing expenses increased from $70,000 for the three months ended September 30, 2012 to $97,000 for the three months ended September 30, 2013, or by  38.6%.The increase is mainly due to a renewed effort in sales and marketing in the United States.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2012 we had financial expenses (net) of $ 9,000, and for the three months ending September 30, 2013, we had financial income (net) of $14,000.

OTHER EXPENSES

For the three months ended September 30, 2012 and 2013 we had other expenses of $89,000 and $6,000, respectively.

NET LOSS

For the three months ended September 30, 2012 and 2013 we had net loss of $ 421,000 and $ 419,000,  respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012.

REVENUES

For the nine months ended September 30, 2013 and 2012, HOMI had revenues of $2,501,000 and $2,509,000, respectively, a decrease of $ 8,000 or 0.003%.

For the nine months ended September 30, 2013, our three largest customers accounted for approximately 23.0 % of our total revenues.  For the nine months ended September 30, 2012, our three largest customers accounted for approximately 26.3 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 862,000 for the nine months ended September 30, 2012 to $753,000, for the nine months ended September 30, 2013, a decrease of $109,000. Gross profit margin, before consideration of depreciation expense, decreased from 34.4 % to 30.1%. The decrease is mainly due to a decrease in the quantity of minibars we operate in the United States, as agreements with some hotels in the United States reached the end of their terms.

Gross profit, after consideration of depreciation expenses, decreased from $426,000 for the nine months ended September 30, 2012 to $ 364,000 for the nine months ended September 30, 2013, a decrease of $62,000.  Gross profit margin decreased from 17.0 % to 14.6%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the nine months ended September 30, 2012 and 2013 were $ 1,647,000 and $ 1,748,000, respectively, an increase $101,000 or 6.1%.

Depreciation expenses for the nine months ended September 30, 2012 and 2013 approximated $436,000 and $389,000, respectively, a decrease of $ 47,000, or 10.8%. As a percentage of revenues, depreciation expense decreased from 17.4 % to 15.6%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the nine months ended September 30, 2012 were $110,000 and $ 39,000 for the nine months ended September 30, 2013.

General and Administrative expenses increased from $945,000 for the nine months ended September 30, 2012 to $1,017,000 for the nine months ended September 30 2013, an increase of $72,000, or 7.6%.  As a percentage of revenues, general and administrative expenses increased from 37.7 % to 40.7%.

Selling and Marketing expenses increased from $205,000 for the nine months ended September 30, 2012 to $267,000 for the nine months ended September 30, 2013, an increase of $62,000 or 30.2% .The increase is mainly due to a renewed effort in sales and marketing in the United States.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2012 and 2013 we had financial expenses (net) of $191,000 and $193,000 of financial expenses (net), respectively.

These amounts include interest expense (net) of approximately $192,000 and $126,000, respectively.  The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER EXPENSES

For the nine months ended September 30, 2012 we had other expenses of $101,000 and for the nine months ended September 30, 2013, we had other expenses of $80,000. The expenses incurred during this 2013 nine month period are mainly due to the dismantling of minibars from three hotels in the United States following the expiration of the outsource operation agreements for these hotels.

BENEFIT REDUCTION FOR LOAN

Value of the costed benefit component of a transaction converting a loan in 2012, in the amount of approximately $1,296,000, was charged to capital and offset against expenses.

NET LOSS

As a result of the above, for the nine months ended September 30, 2012 we had net loss of $2,422,000 and for the nine months ended September 30, 2013, we had a net loss of $1,288,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2013 of $13,638,000. During the nine months ended September 30, 2013, we had net loss of $1,288,000.

Our financing activities resulted in cash of approximately $706,000 during the nine months ended September 30, 2013 and during the nine months ended September 30, 2013 we used cash in the amount of $626,000.

On September 30, 2013, we had long term liabilities of approximately $2,120,000 which are mainly comprised of loans from related parties and others.

At September 30, 2013, HOMI had $157,000 in cash, including short term deposits.

During the quarter ended September 30, 2013, HOMI closed on a rights offering pursuant to which we offered existing shareholders the right to purchase a total of 1,100,000 shares at $1.00 per share.  Pursuant to this rights offering, we raised $1,447.05 and issued 2,631 shares.  In addition, the Company converted a total of $904,478, in loans and accrued interest at $1.00 per share for an issuance of 904,478 shares.  In total, between the rights offering and the loan conversion, HOMI raised $903,347 and issued 904,478 shares.  The proceeds of the rights offering and the converted loans were applied toward general corporate purposes, including finance and other corporate expenses.

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
During the quarter ended September 30, 2013, we issued a total of 904,478 shares through the conversion of debt. These shares were converted at a rate of $1.00 per share.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 13, 2013	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)

Dated: November 13, 2013	By:	/s/ Jacob Ronnel
	Name:	Jacob Ronnel
	Title:	Chief Financial Officer
(Principal Accounting Officer)