Form 10-K
period 2013-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-03-31
CIK 1174814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2013, the last business day of the registrant's most recently completed year.

861,423 at $0.50(1) = $430,711

(1)	Average of bid and ask closing prices on December 31, 2013.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

2,949,484 common shares issued and outstanding as of March 15, 2014

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.
2013 FORM 10-K ANNUAL REPORT

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

We have been doing business since 1997 through various subsidiaries. The current corporate structure, in which we are a holding company for various wholly owned subsidiaries around the world, has been in place since 2001. Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011.  It now trades on the OTCQB under the symbol "HOUM".

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

During 2010, HOMI and Best Bar Services Ltd. ("Best Bar"), a third party company, began their cooperation regarding Best Bar’s Open Display – Open Access Computerized minibars. HOMI purchased minibars from Best Bar and marketed them as the HOMI ® 232 minibar.  HOMI has already signed agreements with several hotels to install and operate the HOMI ® 232. During 2011 HOMI installed the HOMI® 232 Minibar in 3 hotels in Israel and one hotel in the United States. However, after careful review, HOMI decided to replace all HOMI® 232 Minibars with the new HOMI® 226 minibars, which it believes are more efficient.  As of the date of this report, HOMI has removed the HOMI® 232 Minibars from two of the hotels in which they were installed in Israel, and one hotel in which they were installed in the USA, replaced them with the new HOMI® 226 Minibars.  Best Bar purchased these minibars back at a reduced price. Only one hotel in Israel is still operating the ® 232 minibars.

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

We believe that this type of model offers the customer many advantages in relation to its minibar department, including the following:

●	No capital expenditure on the minibars

●	A new revenue stream, if no minibars were previously installed and operational

●	No labor expenses and no operating costs

●	No purchase of goods and no inventory management

●	Added service to guests, thereby improving the customer’s competitive edge

●	No downside: hotel is minimizing its risks, both financial and other

●	Added flexibility, via the customer’s option to purchase the system

●	Outsourcing allows the hotel to focus on major revenue sources

●	Quality of service: we specialize in the field

●	Increased control and management, extensive reporting

●	No maintenance by customer

●	Periodic technical and technological upgrades

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

Our hands-on management strategy, combined with on-site supervision, allows us to assume responsibility for the following matters, thereby enabling our customers to concentrate their efforts in other areas:

●	Implementation of our exclusive operating procedures

●	Procurement of the consumables that are offered in the minibars

●	Management of inventory control and monitoring of expiry dates of consumables

●	Implementation of procedures to handle and reduce rebates

●	Periodic reconciliation of accounts

●	Training of minibar attendants and front office employees

●	Maintenance and support

Our objective is to enable our customers to increase the net revenues that are generated by their minibar departments, including by the following means:

●	Taking active involvement in the selection and pricing of consumables

●	Implementing innovative and attractive product mixes for different room categories

●	Producing attractive, creative and novel menus

●	Improving minibar visibility

●	Proposing and implementing effective promotional activities

●	Reducing rebates & manual emptying of minibars by guests

●	In-depth and real-time data logging and reporting, thereby creating extensive sales statistics and enabling effective data-mining, designed to adapt the system to improve performance

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

As of December 31, 2013, we provide operation and/or management services to the minibar departments of 42 hotels, most of which are affiliated with prominent international hotel chains such as Hilton, Sheraton, Hyatt and others.

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

Employees

As of December 31, 2013, HOMI and its subsidiaries had 45 full time employees.

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

Our operating subsidiaries can, as of December 31, 2013, be summarized as follows:
HOMI USA, Inc. (“ HOMI USA ”)
HOMI Israel Ltd. (“HOMI Israel”)
HOMI Industries Ltd. (“HOMI Industries”)
HOMI UK Limited.
HOMI Canada, Inc.
HOMI Florida LLC
HOMI Australia Pty. Ltd.

All of our subsidiaries are currently wholly owned by us, directly or indirectly.

ITEM 1A:	RISK FACTORS

1. We are dependent on a small number of customers for a large percentage of our business.

In 2013, our three largest customers provided 23.05 % of our sales revenues, and in 2012, our three largest customers provided 26.3 % of our sales revenues. The loss of any of these customers would cause a large decrease in our sales revenues and negatively affect our ability to operate.

2. We depend on key personnel, the loss of whom could adversely affect our ability to perform, market our company and obtain contracts with major hotels.

Our success is substantially dependent on the performance of our president, Daniel Cohen. The loss of the services of  Mr. Ronnel could have a material adverse effect on our business, results of operations and financial condition. In addition to being an executive officer of HOMI, Mr. Cohen is an executive officer of most of our subsidiaries.. Competition for senior management, marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to successfully manage our personnel requirements could cause a decrease in sales and revenues. While we intend to purchase key person life insurance for our executive officers, currently we do not have any such insurance .

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

HOMI needs to continue to market its products and services in order to expand its operations. We expect that our new business models wherein we sell new outsource installations to third parties and in other times receive a similar amount in loans for installations, will enable us to finance our operations and projected growth in 2013.We believe that by implementing our new business models, and by receiving certain shareholder loans in 2011, 2012 and 2013 we will have sufficient funds to meet our needs for working capital for the next 12 months. However, there is no guarantee that our new business model will supply us with sufficient working capital, in which case we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts which would prevent us from growing the company.

6. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our stock.

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

During the years ended December 31, 2012 and December 31, 2013, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as of December 31, 2013, management has concluded that its disclosure controls and procedures are effective.

8.  We have suffered recurring losses from operations and may not be able to continue as a going concern.

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

9.  We face competition from other companies which offer the same services we offer and from companies which manufacture minibars,    many of which companies are better established and/or funded than HOMI.

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

10.  Whether in the regions in which we are currently active, or in territories into which we will expand our activities in the future, the arrival of other companies offering similar services may force down our profit margins if we are to remain competitive

In addition, a large number of hotels still manage and operate their minibar departments in-house, and the concept of outsourcing this to a company that specializes in this kind of activity is still relatively new. In some cases, there is a general lack of awareness on the part of the hotel, either of the existence of the kind of services which we offer, or of the advantages that can be gained by making use of them. Although we try to market our services to hotel which we believe will be well served by our products and services, it can be difficult the type of outsourcing services that we offer still accounts for a relatively small segment of the hotel industry market.

11.  We are exposed to currency rate changes which have resulted in significant losses in the past.

For the year ended December 31, 2012 we had $218,000 of financial expenses, and in the year ended December 31, 2013, we had $222,000 in expenses, an increase of $4,000. These amounts include interest expense (net) of approximately $261,000 and $169,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

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

•
HOMI Israel’s and HOMI Industry's corporate headquarters are currently located at : 20 Galgalei Haplada Hetrzeliya Pituach 47625, Israel.  We signed a one year lease with an unrelated third party for $2,800 per month.

●	HOMI USA has its corporate headquarters at 1 Embarcadero Center, Suite 500, San Francisco, California 94111. The monthly rent is $500.

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

Market For Common Stock

As of December 31, 2013, HOMI has 2,949,484 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2013.

Our common stock is listed on the OTC QB under the symbol "HOUM.PK."
		High	Low
2012	First Quarter	$0.03	$0.03
	Second Quarter	$0.03	$0.02
	Third Quarter	$0.025	$0.015
	Fourth Quarter	$0.015	$0.009

2013*	First Quarter	$1.00	$1.00
	Second Quarter	$1.00	$1.00
	Third Quarter	$1.00	$.50
	Fourth Quarter	$.80	$.50

2014	First Quarter*	$.50	$20

* Reflects 100:1 Reverse Stock Split effective January 2013

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2013. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS FOR HOMI
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012.

Revenues

For the years ended December 31, 2012 and 2013, HOMI had revenues of $ 3,315,000 and $ 3,338,000, respectively, an increase of $23,000 or 0.7%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us.

For the year ended December 31, 2013, our three largest customers accounted for 23.1% of our total revenues, as compared to 26.3 % in 2012.

As of December 31, 2013 and 2012, HOMI, through its operating subsidiaries had outsource operation programs to provide and operate minibars as follows:

Location	Percentage of Revenues
	2012	2013

United States of America	30.7%	20.2%
ROW	10.6%	10.1%
Israel	58.7%	69.7%
Totals	100%	100%

Gross Profit

Gross profit decreased from $541,000 to $540,000, a decrease of $1,000 or by 0. 2% for the years ended December 31, 2012 and 2013, respectively.

As a percentage of revenues, gross profit for the years mentioned above was 16.3 % and 16.2 % for the years ended December 31, 2012 and 2013, respectively.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2012 and 2013 were $2,187,000 and $2,270,000 respectively, an increase of $83,000 or 3.8%. As a percentage of gross revenues, costs of revenues, before consideration of depreciation expense, increased, from 66.0 % in 2011 to 68.0% in 2013. This increase in cost of revenues is mainly due to the current economic situation which does not allow us to increase the prices of the products offered in the minibars, although there was an increase in the purchase price of such products

 Depreciation expense for the years ended December 31, 2012 and 2013 was $587,000 and $528,000, respectively, a decrease of $59,000, or 10.0%.  A quantity of our old minibars installed has already reached the end of their depreciation period.

Operating Expenses

General and administrative expenses increased from $1,279,000 to $1,392,000, an increase of $113,000, or 8.8% for the years ended December 2012 and 2013. As a percentage of revenues, general and administrative expenses increase from 38.6% to 41.7% .  This increase in expenses is mainly due to a slight increase in administrative expenses.

Selling and Marketing expenses increased from $273,000 to $387,000 an increase $114,000, or 41.8%, primarily as a result of our marketing efforts in Europe and USA during 2013.

Research and Development

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  In 2013 we incurred additional expenses to improve the production and functionality of the minibars. Total research and development expenses for the year ended December 31, 2012 were $137,000 and $75,000 for the year ended December 31, 2013.

Financial Income (Expenses)

For the year ended December 31, 2012 we had $218,000 of financial expenses, and in the year ended December 31, 2013, we had $222,000 in expenses, an increase of $4,000. These amounts include interest expense (net) of approximately $270,000 and $169,000, respectively. The remaining amounts are due primarily to currency rates change on US$ dominated intercompany balances.

Other Income (Expenses)

For the year ended December 31, 2012 we had other expenses of $167,000, and for the year ended December 31, 2013, we had other expenses of $189,000. Out of the other expenses incurred in 2013, $ 154,000 was a result of the dismantling and disposal of old minibars from two hotels in the US in which we discontinued operations. In addition, $30,000 represents a loss incurred from a contract termination with Best Bar.

Benefit Reduction from Loan

For the year ended December 31, 2013 we had benefit reduction from loan expenses in the amount of $ 56,000.  On June 29, 2012, a loan in the amount of $2,000,000, with a conversion at a price of $ 0.06,was converted by Tomwood Ltd., the holder of the loan, into shares of HOMI common stock at a rate of $.0181 per share for a total of  110,497,238 shares.  As a result of the conversion, Tomwood now holds approximately 55% of our issued share capital.  The value of the costed benefit component of this transaction in the amount of approximately $ 1,296,000 was charged to capital and offset against benefit reduction expenses.

Net Income (Loss)

As a result of the above, we finished 2013 with a net loss of $1,781,000 compared to a net loss of $ 2,890,000 in 2012.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2012 of $12,350,000 and $14,131,000 as of December 31, 2013. During the year ended December 31, 2012, we incurred a net loss of $2,890,000. During the year ended December 31, 2013, we incurred a net loss of $1,781,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $1,002,000 in 2013.  In 2013 HOMI used $761,000 for operating activities and $ 355,000 for investing.

On December 31, 2013 HOMI had long term debt of $ 2,815,000 including $ 546,000 in current maturities.

In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2013 and 2012 amounted to approximately $ 129 and   $ 257, respectively.

(2)
HOMI Industries entered into loans as detailed below.
As security and collateral for repayment of the loans, HOMI Industries encumbered in lender's favor the computerized minibar system, including HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at the  hotels and operates for the hotels under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

Date of the loan	Lender	Amount	Hotel	Location	No. of Minibars Encumbered
October25,2009	Moise and Sonia Elkrief	$93,000	Leonardo Ramat Hachayal	Tel Aviv, Israel	166
October25,2009	Moise and Sonia Elkrief	$99,000	Strand	New York, USA	177
February 18,2010	Oded Yeoshoua Amir Schechtman Ilan Bahry	$140,000	Wyndham	New York, USA	280
June 14,2010	Oded Yeoshoua Amir Schechtman Ilan Bahry	NIS 672,000($174,000when received)	Royal Beach	Eilat, Israel	363
October 26,2011	Oded Yeoshoua Amir Schechtman Ilan Bahry	$108,000	Herods	Jerusalem, Israel	270
May 31,2012	GPF S.A	$55,000	Breshit	Mitzpe Ramon, Israel	110
July 12,2012	Troy Creative Solutions LTD	$99,000	Dan Accadia	Hertzeliya, Israel	210
December 24,2012	Sparta Technical Solutions Ltd.	$67,000	Comfort Inn Chicago Hotel	Chicago, USA	130
December 24,2012	Sparta Technical Solutions Ltd.	$166,000	Dan	Eilat, Israel	375
January 10,2013	Troy Creative Solutions LTD	$109,000	Waldorf	Jerusalem, Israel	230
March 3,2013	Uri Avraham Amir Schechtman Ilan bahry	$109,000	Royal Beach	Tel Aviv, Israel	230
April 9,2013	Francisec Kobri Amir Schechtman Evyatar Hacohen Ilan Bahry	$133,000	Dan	Tel Aviv, Israel	280
April 14,2013	Or Saada Amir Schechtman Ilan Bahry	$165,000	Sheraton	Tel Aviv, Israel	313
May 22,2013	Izak Asif Consulting & Management LTD Amir Schechtman Ilan bahry	$71,000	Cramim	Jerusalem, Israel	150
June 6,2013	Alon Morduch Assigned from Bahry Business & Finance (1994) LTD. Signed September 1,2012. Ilan Bahry	$201,000	Hilton Olympia	London, UK	401
July 1,2013	Hotel Outsource Investment LTD	$128,000	Mela	New York, USA	231
August 7, 2013	Hotel Outsource Investment LTD	$45,000	Indigo	Ramat Gan, Israel	91
August 21,2013	Troy Creative Solutions LTD	$35,000	Dan	Jerusalem, Israel	77
August 21,2013	Troy Creative Solutions LTD	$30,000	Adiv	Tel Aviv, Israel	66
September 20,2013	Antonio Perez	€ 35,000 ($48,000 when received)	Mama Shelter	Bordeaux, France	97

Subsequent Events

On February 5, 2014, Hotel Outsource Management International, Inc. (“HOMI”) and its subsidiary – HOMI Industries Ltd (“Industries”) entered into a new loan agreement with Daniel Cohen, who is a director of Industries and a shareholder and director of HOMI, as well as its President. Pursuant to this loan agreement, Mr. Cohen agreed to loan to HOMI the sum of $300,000, bearing 8% annual interest. Some of the funds were wired to HOMI in January 2014 and the balance will be wired during February 2014. The principal and all accrued interest shall be repaid in a single payment, on or before July 14, 2014.

On February 5, 2014, HOMI and Industries entered into a new loan agreement with Moise Laurent Elkrief. Pursuant to this loan agreement, Mr. Elkrief agreed to loan to HOMI the sum of $200,000, bearing 8% annual interest. Some of the funds were wired to HOMI in January 2014 and the balance will be wired during February 2014. The principal and all accrued interest shall be repaid in a single payment, on or before July 14, 2014. Mr Elkrief is the beneficial owner of a majority of HOMI’s issued and outstanding shares.

               On March 25, 2014, Hotel Outsource Management International, Inc. (“HOMI”) entered into an agreement (the “Agreement”) with HOMI Industries Ltd. (“Industries”), Daniel Cohen (“Cohen”) and Moise Laurent Elkrief (“Ekrief”). Cohen is the President, a Director and a shareholder of HOMI. Elkrief is the beneficial owner of the HOMI shares which are held in the name of Tomwood Limited, which is the majority shareholder of HOMI.

The Agreement had been approved by HOMI’s Board on March 20, 2014. The effectiveness of this Agreement is contingent upon receipt of the approval by the holders of a majority of HOMI’s issued and outstanding shares that are not held by Cohen or Tomwood.

Pursuant to the Agreement, all of HOMI’s debt, in an amount of approximately $900,000, will be assigned from HOMI to Industries, and there will be a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, Industries, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, will be wholly owned subsidiaries of Industries. Upon such assignment and restructuring, the total amount of debt in Industries and such subsidiaries will be approximately $4,100,000. Cohen and Elkrief will then acquire Industries, including all of such debt and all of such subsidiaries and all of their debt, in consideration for the payment of $1 (one US dollar). Cohen and Elkrief have also agreed to indemnify HOMI in respect of certain liabilities.

HOMI’s Board of Directors is now considering other possible business opportunities.

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

As of December 31, 2013 HOMI Inc. had approximately $   714,000 net operating loss carryforwards

As of December 31, 2013 HOMI Israel Ltd., a subsidiary in Israel, had approximately $1,834,000 net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2013 HOMI Industries Ltd., a subsidiary in Israel, had approximately $2,206,000net operating loss carry forwards. The loss carryforwards in Israel have no expiration date.

As of December 31, 2013, HOMI USA had approximately $ 3,198,000 net operating loss carryforwards. Utilization of US net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

As of December 31, 2013 the subsidiary in the United Kingdom had net operating loss carry forwards of $866,000.

As of December 31, 2013 the subsidiary in Europe (HOMI Europe Sarl) had net operating loss carry forwards of $ 1,288,000.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Comprehensive Loss	F-5

Consolidated Statement of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Consolidated Financial Statements	F-9 - F-26

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hotel Outsource Management International, Inc.:

We have audited the accompanying consolidated balance sheets of Hotel Outsource Management International, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a "going concern". As discussed in Note 1f to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as "going concern". Management's plans in regard to these matters are also described in Note 1f. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Barzily & Co.
Jerusalem, Israel
March        ,2014

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

		December 31,
	Note	2013	2012

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		81	195
Short-term bank deposits		47	26
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2013 and 2012)		444	453
Other accounts receivable	3	66	140
Inventories		283	350

TOTAL CURRENT ASSETS		921	1,164

PROPERTY AND EQUIPMENT, NET:	4

Minibars and related equipment		3,817	3,857
Other property and equipment		30	22

		3,847	3,879

OTHER ASSETS:	5

Deferred expenses, net		3	10
Intangible assets		41	44

		44	54

TOTAL ASSETS		4,812	5,097

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

		December 31,
	Note	2013	2012*
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	6	100	170
Current maturities of long-term loans from others	7	446	459
Trade payables		818	567
Accrued expenses and other current liabilities	8	598	555

TOTAL CURRENT LIABILITIES		1,962	1,751

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	6	675	1,232
Long-term loans from others, net of current maturities	7	1,516	708
Accrued severance pay, net		78	47

TOTAL LONG-TERM LIABILITIES		2,269	1,987

COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS	9

SHAREHOLDERS' EQUITY:	10

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2013 and 2012;		-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of December 31, 2013 and 1,999,506 as of December 31, 2012.		3	2
Additional paid-in capital		13,221	12,272
Capital Reserve		1,414	1,414
Accumulated other comprehensive income		74	21
Accumulated deficit		(14,131)	(12,350)

TOTAL SHAREHOLDERS' EQUITY		581	1,359

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		4,812	5,097

    *Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

		Year ended December 31,
	Note	2013	2012

Revenues	11	3,338	3,315

Cost of revenues:

Depreciation		(528)	(587)

Other		(2,270)	(2,187)

Gross profit		540	541

Operating expenses:

Research and development		(75)	(137)

Selling and marketing		(387)	(273)

General and administrative		(1,392)	(1,279)

Operating loss		(1, 314)	(1, 148)

Financial expenses and foreign currency translation, net	12	(222)	(218)

Other expenses	13	(189)	(167)

Benefit Reduction for Loans	10b	(56)	(1,357)

Net Loss		(1,781)	(2,890)

Basic and diluted net loss per share		(0.80)	(2.00)
Weighted average number of shares used in computing basic and diluted loss per share		2,237,001	1,447,020

Other Comprehensive Loss:

Net Loss		(1,781)	(2,890)

Foreign currency translation adjustments		53	(41)

Comprehensive Loss		(1,728)	(2,931)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Capital reserve	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2011	894,534	1	10,273	300	62	(9,460)	1,176
Foreign currency translation adjustments	-	-	-	-	(41)	-	(41)
Loss for the year	-	-	-	-	-	(2,890)	(2,890)
Share issuing**	1,104,972	1	1,999	1,296	-	-	3,296
Capital Reserve from transactions with Related Parties*	-	-	-	(182)	-	-	(182)

Balance as of December 31, 2012	1,999,506	2	12,272	1,414	21	(12,350)	1,359
Foreign currency translation adjustments	-	-	-	-	47	-	47
Liquidation of investment in a foreign entity****	-	-	-	-	6	-	6
Loss for the year	-	-	-	-	-	(1,781)	(1,781)
Share issuing***	949,978	1	949	-	-	-	950

Balance as of December 31, 2013	2,949,484	3	13,221	1,414	74	(14,131)	581

  The accompanying notes are an integral part of the consolidated financial statements.

*        See Note  6c.
**      See Note 10b.
***    See Note 10d.
****  See Note  1d

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,781)	(2,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	167	152
Depreciation and amortization	545	605
Increase in accrued severance pay, net	32	9
Interest and linkage differences in regard to shareholders and subsidiaries	50	(127)
Benefit component	56	1,357
Changes in assets and liabilities:
Decrease in inventories	64	7
Decrease (increase) in trade receivables	10	(15)
Increase in related parties	35	56
Decrease in other accounts receivable	2	3
Increase (decrease) in trade payables	14	(125)
Increase in accrued expenses and other current liabilities	45	142

Net cash used in operating activities	(761)	(826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and production of property and equipment	(700)	(497)
Proceeds from sales of property and equipment	366	111
Short-term bank deposits, net	(21)	28

Net cash used in investing activities	(355)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	436	827
Proceeds from long-term loans from others, net	566	263

Net cash provided by financing activities	1,002	1,090

Effect of exchange rate changes on cash and cash equivalents	-	(2)
Decrease in cash and cash equivalents	(114)	(96)
Cash and cash equivalents at the beginning of the year	195	291
Cash and cash equivalents at the end of the year	81	195

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2013	2012

Cash paid during the year for interest	108	219

Acquisition of property and equipment on short-term credit	241	153

Receivables in regard to property and equipment	89	73

Conversion of loans into shares	950	2,000

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

d.
As of 21 August 2013, HOMI France S.A.S., which had been a fully, indirectly owned subsidiary of HOMI was dissolved, with voluntary liquidation procedures having been completed as of 25 June 2013. Operations previously handled by HOMI France were transferred to HOMI UK Limited, which is another fully, indirectly owned subsidiary of HOMI.

HOMI Australia, a subsidiary of HOMI, began the process of deregistration to close down the company, which process was completed as of 6 February 2014.

	e.	See also Note 16b.

f.
As of December 31, 2013, the Company had $ 128 in cash, including short term deposits. The Company continues to incur losses ($ 1,781 in 2013) and has a negative cash flow from operations amounting to approximately $ 761 in 2013.

In order to implement the Company's basic business plan for completion of the installation of additional minibars and it’s activity, the Company will need additional funds from shareholders or others.

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

On February 5, 2014 HOMI entered into two loan agreements with related parties. The related parties lent HOMI $ 300 and $ 200, respectively, See also Note 16a.

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

i.
Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2013, management believes that all of the Company’s long-lived assets are recoverable.

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

To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2013 and 2012.

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

	p.	Exchange rates: Exchange and linkage differences are charged or credited to operations as incurred. Exchange rates and the Consumer Price Index ("CPI"):

	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.288	$0.268
Euro (EU)	$1.377	$1.318
Australian Dollar (AU$)	$0.894	$1.037
Pound Sterling (GBP)	$1.654	$1.617
Canadian Dollar (CAD $)	$0.940	$1.004
Consumer Price Index ("CPI"):	124.45	122.12

	Year Ended December 31,
Change in Rate of Exchange and the Consumer Price Index ("CPI"):	2013	2012
NIS	9.3%	2.3%
EU	4.5%	2.0%
AU$	(16.0)%	2.2%
GBP	2.3%	4.9%
Canadian Dollar (CAD $)	(6.8)%	(7.6)%
Change in subsequent ( "CPI")	1.91%	1.44%

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

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE

	December 31,
	2013	2012
Prepayment and others	57	57
Government authorities	9	10
Receivables in regard to property and equipment *	-	73
	66	140

*
In 2010 Homi Australia ceased the operating of the Minibars in Hilton Sydney, the only hotel operated in Australia, and transferred the operation and the Minibars installed to the Hilton, for up to AU$ 435 (approx. $ 396). The amount was repaid over maximum of 50 monthly payments which were based on the monthly performance of the hotel as detailed in the agreement. Title of the System passed to Hilton, after those repayments, for the nominal price of one AU$.

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2013	2012
Cost:
Minibars (d)	5,500	6,854
Production equipment and parts	479	295
Computers and electronic equipment	122	113
Office furniture, equipment and other	31	30
	6,132	7,292
Accumulated depreciation:
Minibars	2,162	3,292
Computers and electronic equipment	120	118
Office furniture, equipment and other	3	3
	2,285	3,413

Depreciated cost	3,847	3,879

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-	PROPERTY AND EQUIPMENT, NET (cont.)

Additional Information:

	a.	Depreciation expenses amounted to $ 535 and $ 595 for the years ended December 31, 2013 and 2012, respectively.

b.
Balance includes minibars at depreciated cost of $ 118 and 139 for the years ended December 31, 2013 and 2012, identified against a loan based on a refinancing agreement from a related party (Globetrip LTD.), see also Note 6d.

	c.	As for liens, see Note 9b.

	d.	Number of minibars

The consolidated financial statements include the accounts and minibars of HOMI and its active subsidiaries listed below, which are owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.12.2013	31.12.2012
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	5,294	4,692
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	1,605	3,289
HOMI Europe S.A.R.L. (1), (2)	Europe	1,615	1,499
		8,514	9,480

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries. As of December 31, 2013 the minibars are located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	1,605	3,497	1,615	6,717

(2)	Through subsidiaries in France and the U.K (including a branch in Spain).

(3)	Including 333 HOMI® 232 shared operated minibars. As of December 31, 2013 located in Israel.

NOTE 5:-	OTHER ASSETS

	December 31,
	2013	2012
a. Intangible assets-
Intellectual property (Net of accumulated amortization of $ 14 and $ 11 of December 31, 2013 and 2012, respectively) (1)	41	44

b. Deferred expenses -
Cost	116	116
Accumulated amortization (2)	(113)	(106)
	3	10

	44	54

(1)	See Note 2h(1).
(2)	Deferred expenses in regard to loans received are amortized over the loan period of nine years (see Note 7 c (1)).

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 6:-	LOANS FROM RELATED PARTIES

a.	Composed as follows:

	December 31,
	2013	2012*
Long- term liability (see c-f below)	675	1,232
Current maturities of long- term liability	100	170
	775	1,402
*Reclassified.

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2013 are as follows:

Year	Amount
2014	100
2015	402
2016	69
2017	62
2018 and thereafter	142
775

c.
Additional Information:

HOMI entered into a loan agreement with a related company dated January 8, 2012. The related company loaned HOMI NIS 850,000 (approximately $ 220 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On September 1, 2012, the related company agreed to HOMI’s request to recycle a previous  loan agreement with the related company for NIS 1,125,000 and NIS 850,000, respectively, as follows:

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

Of the NIS 850,000, January 8, 2012 loan, NIS 809,000 ($201) was recycled into a loan agreement with HOMI Industries Ltd, pursuant to which the lender shall receive a portion of the revenue from a minibar system operated by a HOMI subsidiary in the Hilton Olympia Hotel in London (the “Hilton Agreement”). In 2013 the loan was assigned to a non related party.

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

In respect of the above mentioned loans recycling, during 2012, an amount of $ 182 was charged to capital.

d.
Information in regard to loans with operation agreements:

HOMI entered into loans as detailed below.

As security and collateral for repayment of the loans, HOMI encumbered in lender's favor the computerized minibar system, including HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at the hotels and operates for the hotels under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

Repayments of these loans are computed on the basis of the specified minibar system’s revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

Date of the loan	Lender	Amount	Hotel	Location	No. of Minibars encumbered
July 7,2009	Globetrip Ltd.	$211	Dan Panorama	Tel Aviv, Israel	470

February 7,2012	Globetrip Ltd.	$90	Carlton	Tel Aviv, Israel	288

September 1,2012	Bahry Business and Finance (1994) LTD	$55	Leonardo	Rechovot, Israel	116

September 1,2012	Bahry Business and Finance (1994) LTD	$157	Sheraton Salobre	Spain	313

e.	Information in regard to loans converted during 2013:

1.
On January 28, 2010, HOMI’s President loaned HOMI $ 100, at an agreed interest rate of 8% per annum. During the years 2011 and 2012, HOMI paid interest on this loan, but no principal.  According to the terms of the agreement, HOMI was to commence payment of principal at the end of the first quarter of 2012.

2.
In December 2011, HOMI received three additional loans from shareholders and directors, amounting to $ 80 in total. Each loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal.

3.
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

4.
On July 12, October 15, January 1, 2013, HOMI entered into three new loan agreements with the majority shareholder in HOMI. Pursuant to these loan agreements, the shareholder agreed to loan HOMI the sums of $ 250, $ 200 and $ 70, respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal.

5.
On January 10, 2013, HOMI Industries entered into a loan agreement with a related party owned and operated by the President of HOMI. Pursuant to this loan agreement the related party agreed to loan HOMI Industries the sum of $45.5.

6.
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

On September 2013 the loans detailed in 1-6 above were converted, in the rights offering, to shares at the price of one dollar per share. See also Note 10d.

f.
On October 9, 2013 and December  7,2013 HOMI entered into two new loan agreements, with the President and with the majority shareholder of HOMI, respectively, pursuant to which they agreed to loan HOMI the total amounts of  $ 100 and $200 respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years grace on the principal. Pursuant to these loan agreements, within thirty days of closing an equity investment of $600 or more, HOMI may elect to repay all or any portion of the outstanding loans and/or accrued interest in shares of HOMI common stock which shares shall be valued at the same price per share as in the corresponding equity investment.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 7:-	LONG-TERM LOANS FROM OTHERS

a.	Composed as follows:

	December 31,
	2013	2012*
Long- term liability	1,516	708
Current maturities of long-term liability	446	459
	1,962	1,167

*Reclassified.

b.	Aggregate maturities of long-term loans for years subsequent to December 31, 2013 are as follows:

Year	Amount
2014	446
2015	219
2016	205
2017	214
2018 and thereafter	878
1,962

c.	Additional information:

(1)
In March and June, 2005, HOMI and the subsidiary in the U.S. received from Horizon Challenges Investment Company Ltd. (“Horizon”) loans in the total amount of $ 1.1 million, which Horizon undertook to provide to the Company (“the Financing”), pursuant to a Financing Agreement, dated as of March 1, 2005, as amended on May 17, 2005. The loans bear interest at the rate of 11.67% and are to be repaid in monthly installments for nine years. The loans are secured by a lien on all minibars in respect of which the loan was received, and a security interest and assignment of a portion of HOMI and its subsidiaries’ monthly revenues from those minibars, in the amount required to pay each month’s repayments on all outstanding loans, principal plus interest. Total liabilities for the years ended December 31, 2013 and 2012 amounted to approximately $ 129 and   $ 257, respectively.

(2)
HOMI Industries entered into loans as detailed below.

As security and collateral for repayment of the loans, HOMI Industries encumbered in lender's favor the computerized minibar system, including HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at the  hotels and operates for the hotels under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 7:-	LONG-TERM LOANS FROM OTHERS (cont.)

Date of the loan	Lender	Amount	Hotel	Location	No. of Minibars Encumbered
October25,2009	Moise and Sonia Elkrief	$93	Leonardo Ramat Hachayal	Tel Aviv, Israel	166
October25,2009	Moise and Sonia Elkrief	$99	Strand	New York, USA	177
February 18,2010	Oded Yeoshoua Amir Schechtman Ilan Bahry	$140	Wyndham	New York, USA	280
June 14,2010	Oded Yeoshoua Amir Schechtman Ilan Bahry	NIS 672 ($174when received)	Royal Beach	Eilat, Israel	363
October 26,2011	Oded Yeoshoua Amir Schechtman Ilan Bahry	$108	Herods	Jerusalem, Israel	270
May 31,2012	GPF S.A	$55	Breshit	Mitzpe Ramon, Israel	110
July 12,2012	Troy Creative Solutions LTD	$99	Dan Accadia	Hertzeliya, Israel	210
December 24,2012	Sparta Technical Solutions Ltd.	$67	Comfort Inn Chicago Hotel	Chicago, USA	130
December 24,2012	Sparta Technical Solutions Ltd.	$166	Dan	Eilat, Israel	375
January 10,2013	Troy Creative Solutions LTD	$109	Waldorf	Jerusalem, Israel	230
March 3,2013	Uri Avraham Amir Schechtman Ilan bahry	$109	Royal Beach	Tel Aviv, Israel	230
April 9,2013	Francisec Kobri Amir Schechtman Evyatar Hacohen Ilan Bahry	$133	Dan	Tel Aviv, Israel	280
April 14,2013	Or Saada Amir Schechtman Ilan Bahry	$165	Sheraton	Tel Aviv, Israel	313
May 22,2013	Izak Asif Consulting & Management LTD Amir Schechtman Ilan bahry	$71	Cramim	Jerusalem, Israel	150
June 6,2013	Alon Morduch Assigned from Bahry Business & Finance (1994) LTD. Signed September 1,2012. Ilan Bahry	$201	Hilton Olympia	London, UK	401
July 1,2013	Hotel Outsource Investment LTD	$128	Mela	New York, USA	231
August 7, 2013	Hotel Outsource Investment LTD	$45	Indigo	Ramat Gan, Israel	91
August 21,2013	Troy Creative Solutions LTD	$35	Dan	Jerusalem, Israel	77
August 21,2013	Troy Creative Solutions LTD	$30	Adiv	Tel Aviv, Israel	66
September 20,2013	Antonio Perez	€ 35 ($48 when received)	Mama Shelter	Bordeaux, France	97

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 8:-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2013	2012
Accrued expenses	313	182
Employees and payroll accruals	208	189
Government authorities	43	52
Other	30	45
Related parties	4	12
Advances from customer	-	75
	598	555

NOTE 9:-	COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS

a.	HOMI and its affiliates have contractual obligations towards hotels with regard to the operation of minibars in hotel rooms.

HOMI and its affiliates own most of these minibars. Several hotels have a contractual purchase option granted which enables them to purchase the minibars at a price which results in a profit for the Company, and the agreement with the hotel is then terminated. To date, no hotel has exercised such an option.

b.
HOMI Industries has registered fixed charges over certain of its assets, including certain minibars and the rights to receivables generated by such minibars , in favor of  third parties, as security for loans which were given to HOMI by such related parties and third parties, or to secure profit sharing payments which HOMI undertook to pay to such parties. Total liabilities secured by these fixed charges as of December 31, 2013 are in the amount of approximately $ 2,200. See also Notes, 7c (2) and 6d.

c.
Rent expenses -

The Company’s operations are based primarily at hotels where its outsource operations are conducted. Most of the hotels allow the Company to utilize office space free of charge.

In addition, the Company’s U.S. counsel (who is also a shareholder) allows the Company to use its office as their corporate headquarters at no charge. No amounts have been reflected as rent expense in the accompanying consolidated statements of operations for the value of this rent due to its insignificance

In addition, the Company rents space under various month to month arrangements for certain facilities. The Company rents office space in Herzliya, Israel, primarily for HOMI’s finance department, its technical support and as the headquarters of HOMI Israel and HOMI Industries. During the years ended December 31, 2013 and 2012, rent expenses amounted to $ 48 and $ 45, respectively.

Rent commitments:

Future minimum lease commitments under non-cancelable operating leases are as follows:

First year	37
Second year	3
Total	40

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 9:-	COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS (cont.)

d.
The Company received notice that the US Internal Revenue Service imposed on the Company automated late filing penalties for delay in filing a certain information schedule on foreign holdings. The Company has filed an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay. Company management believes there is a good reason to believe that the abatement would be approved. Accordingly, no provision was recorded on the Company books of account.

e.
HOMI Industries subsequently entered into exclusive license agreements with HOMI Europe S.A.R.L. (for the territory of Europe), HOMI USA, Inc. (for the United States and Canada) and HOMI Israel Ltd. (for Israel). HOMI Europe (S.A.R.L.) granted a sub-license to HOMI UK Limited (for the United Kingdom, Spain and France), and HOMI USA, Inc. granted a sub-license to HOMI Canada, Inc. (for Canada).  All of the aforementioned companies are subsidiaries of HOMI.

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

However, HOMI is not satisfied with the performance of the HOM®I232 and decided to replace them with the new HOM®I226 minibars.

HOMI already removed the HOMI®232 minibars from 2 Hotels in Israel in 2012 and from one hotel in the USA, in 2013 and replaced them with the new HOM®I226.

Best Bar purchased these minibars back from HOMI Industries at a reduced price. During 2013, this transaction created a loss of $30 ($40 during 2012).

NOTE 10:-	SHAREHOLDERS’ EQUITY

a.
Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared. Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

b.
On June 29, 2012, a loan in the amount of $2,000 received from Tomwood with a conversion right at a price per share of $ 0.06 was converted and Tomwood received an allocation of 110,497,238 Company shares in the price of $ 0.0181 per share.

As a result of the conversion, Tomwood is now the major shareholder of the Company's issued share capital.

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

d.
On September 9, 2013, HOMI closed a rights offering, pursuant to which HOMI converted shareholders loans in an amount of approximately $ 950. In consideration, HOMI issued 949,978 shares of its common stock at a price of $ 1.00 per share ,see also Note 6e.

NOTE 11:-	CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reportable segment (see Note 1 for a brief description of the Company’s business).

a.	Major customers’ data as a percentage of total sales to unaffiliated customers:

	Year ended December 31,
	2013	2012

Customer A	10.4%	12.4%
Customer B	8.1%	7.9%
Customer C	4.6%	6.0%
Customer D	3.9%	4.7%
Customer E	3.5%	4.1%
Customer F	3.6%	3.7%

b.	Breakdown of Consolidated Sales to unaffiliated Customers according to Geographic Regions:

	Year ended December 31,
	2013	2012

Israel	70%	59%
USA	20%	31%
ROW	10%	10%
Total	100%	100%

c.
As of December 31, 2013, $ 2,743 of the consolidated long-lived assets were located in Israel, $ 549 in the USA and $ 555 in ROW. As of December 31, 2012, $ 2,444 of the consolidated long-lived assets were located in Israel; $ 838 in the USA; and $ 597 in ROW.

NOTE 12:-	FINANCIAL AND FOREIGN CURRENCY TRANSLATION EXPENSES, NET

	Year ended December 31,
	2013	2012

Interest on long-term loans (1)	(169)	(270)
Linkage difference and others, net	(53)	52
	(222)	(218)

(1) As for financial expenses to shareholders, see Note 15a.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 13:-	OTHER EXPENSES

	Year ended December 31,
	2013	2012
Dismantling of Minibars	(153)	(127)
Termination contract with Best Bar see Note 9f	(30)	(40)
Exchange rate differences due to reserve capital adjustmen	(6)	-
	(189)	(167)

NOTE 14:-	TAXES ON INCOME

a.
Corporate tax structure:

Taxable income of Israeli companies is subject to tax at the rate of 25% for the years 2013 and 2012 and 26.5% for the year 2014.

The subsidiary in the USA is subject to a 15% -35% corporate tax rate. Subsidiaries in Europe are subject to 20% - 35% corporate tax rate.

b.
The subsidiary in the USA is subject to both federal and state tax. The federal tax is determined according to taxable income, for the first $ 50 taxable income the rate is 15%. In addition, a 8.84% California state tax is applicable.

c.	As of December 31, 2013, loss carry forwards are approximately:

	$
HOMI USA Inc. *		3,198
HOMI Israel Ltd.		1,834
HOMI Industries Ltd.		2,206
HOMI Europe SARL		1,288
HOMI UK Ltd.		866
HOMI Inc.		714
		10,106

*	Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization

d.
Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred Tax assets-Operating loss carryforwards	2,541	2,789
Deferred Tax Liabilities-Temporary differences in regard to expenses and property	(33)	(51)

Net deferred tax asset before valuation allowance	2,508	2,738
Valuation allowance	(2,508)	(2,738)

Net deferred tax	-	-

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 14:-	TAXES ON INCOME (cont.)

As of December 31, 2013, the Company had provided valuation allowances of $ 2,508  in respect of deferred tax assets resulting from tax loss and temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The valuation allowance decrease by approximately $ 230 during the year ended December 31, 2013 and increased by approximately $ 539 during the year ended December 31, 2012.

e.	Breakdown of losses (profits) before taxes:

	Year Ended December 31,
	2013	2012
Israel	1,175	1,044
USA	930	1,628
ROW	(324)	218
	1,781	2,890

f.
The main items for reconciliation between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to uncertainty of the realization of such tax benefits.

NOTE 15:-	RELATED PARTY TRANSACTIONS

a.	The following transactions with related parties are included in the financial statements:

	Year ended December 31,
	2013	2012
Directors' fees	7	12
Directors' liability insurance	27	30
Consulting and management fees	497	378
Interest Expense	77	* 68
	608	488

*Reclassified

b.	As for balances and loans as of December 31, 2013 and 2012 - see Note 6.

c.	As for Benefit on conversion – see Note 10b.

d.
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

e.	On October 2, 2013, by mutual consent of the Chief Executive Officer and HOMI and its subsidiaries, it was agreed that his management position as Chief Executive Officer and Chief Financial Officer of HOMI, and his management positions in all HOMI subsidiaries, will terminate, as of December 31, 2013. In addition, he will resign from all director positions he currently holds with HOMI subsidiaries effective December 31, 2013. He shall remain a director of HOMI.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 16:-	EVENTS SUBSEQUENT TO BALANCE SHEET DATE

a.
On February 5, 2014, HOMI Industries Ltd entered into two new loan agreements, with, the President of HOMI and the beneficial owner of a majority of HOMI’s shares. Pursuant to which they agreed to loan HOMI $ 300 and $ 200 respectively, bearing 8% annual interest. Some of the funds were wired to HOMI in January 2014 and the balance during February 2014. The principal and all accrued interest shall be repaid in a single payment, on or before July 14, 2014.

b.
On March 25, 2014, HOMI entered into an agreement with HOMI Industries, the President, and the beneficial owner of the HOMI shares held by the majority shareholder of HOMI. The agreement is contingent upon receipt of the approval by the holders of a majority of HOMI’s issued and outstanding shares that are not held directly or beneficially by the purchasers.

Pursuant to the agreement, there will be a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, Industries, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, will be wholly owned subsidiaries of HOMI Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via HOMI Industries) approximately $900 thousand of HOMI's debts and approximately $3,200 of the subsidiaries’ debts, the purchasers will acquire HOMI Industries, with all of such subsidiaries and debt.

The impact of the abovementioned transaction shall be a capital loss amounting to $4.2 million The purchasers have also agreed to indemnify HOMI in respect of certain liabilities.

HOMI’s Board of Directors is now considering other possible business opportunities.

c.	See Note 1d.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

During the year ending December 31, 2013, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2013, management had performed the examination with regard to all of HOMI’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2013 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Daniel Cohen	58	President, Director

Jacob Ronnel (1)	57	CEO, CFO, Director

Ariel Almog (2)	46	Director

Avraham Bahry	68	Director

Kalman Huber	68	Chairman

(1)	Mr. Ronnel resigned as CEO and CFO of HOMI effective December 31, 2013. He remains a director of the company.
(2)	Mr. Almog resigned as director of HOMI effective November 8, 2013.

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

Jacob Ronnel, 56, served  as Chief Executive Officer and a director of HOMI from since December 28, 2001, and a director of HOMI Israel Ltd. (formerly Bartech Mediterranean Ltd.) from May 1997. Mr. Ronnel served as President of HOMI from December 2001 to August 2008. Mr. Ronnel was appointed HOMI's CFO on March 26, 2009. In addition, he serves as a director and Chief Executive Officer of subsidiaries of HOMI. From July 1997 to September 1997, Mr. Ronnel was a consultant to and provisional manager of Brookside Investments, Ltd. From 1996 to 2002, he was a consultant for Kassel Financial Consultants, located in Israel. Mr. Ronnel obtained a degree in International Hotel Administration from Ecole Hoteliere de Lausanne, Switzerland.   Mr. Ronnel resigned as Chief Executive Officer and Chief Financial Officer of HOMI, and from all managerial and director positions with HOMI subsidiaries, effective December 31, 2013.

Ariel Almog, 45, served as a director of HOMI and its Chief Operating Officer from December 28, 2001 to November 8, 2013.  He served as  Chief Operating Officer and a director of HOMI Israel, Ltd. (formerly Bartech Mediterranean Ltd.) from May 1997 to October 2013.  In October 2013, Mr. Almog resigned from all managerial and director positions with HOMI subsidiaries. From 1996 to 1998, Mr. Almog was an owner of a franchise Apropo Cafe restaurant in Israel. He received a Bachelor of Business Administration and Marketing from Schiller International University (American University, Paris, France).

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

ITEM 11:	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Ronnel (2) Chief Executive Officer, Chief Financial Officer	2012	128,938							128,938
	2013	177,563							177,563
Daniel Cohen President	2012	82,425							82,425
	2013	108,024							108,024
Ariel Almog COO (1)	2012	167,343							167,343
	2013	211,466							211,466

(1) Mr. Almog's entire salary was paid by HOMI USA, Inc. Mr. Almog resigned from all positions with HOMI and its subsidiaries in October 2013 and November 2013.
(2) Mr. Ronnel resigned as an officer of HOMI and from all positions with HOMI subsidiaries effective December 31, 2013.  He remains a director of HOMI.

Directors Compensation

Directors are reimbursed for the expenses they actually incur in attending board meetings. In addition, Directors are paid a fee of $700 per directors meeting, and $350 per committee meeting. The following is a chart of compensation paid to HOMI directors in 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avraham Bahry	$2,800						$2,800
Jacob Ronnel*
Ariel Almog*
Kalman Huber	$4,200						$4,200

* Compensation for services as a director is fully reflected in the Executive Officer Compensation Table.

Compensation Committee

Currently, HOMI does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to HOMI with respect to beneficial ownership of HOMI common stock as of March 15, 2014, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned (1)

Daniel Cohen 10 Iris Street, PO Box 4591 Caesarea, Israel 30889	71,414	3.57%

Jacob Ronnel 21 Hasvoraim Street Tel Aviv, Israel	109,175	5.46%

Ariel Almog (2) 224 Maypoint Drive, San Raphael, CA	28,264	1.41%

Avraham Bahry 1 Gan Hashikmin Street Ganei-Yehuda-Savion, Israel	102,713	5.14%

Yoav Ronen 2 Mivza Horev Street Modiin, Israel	266	0.01%

Kalman Huber 17, Levy Eshkol st. Tel Aviv, Israel	0	0

Tomwood Ltd. Vanterpool Plaza Wickhams Cay 1 Road Town Tortola, BVI XOVG111O	1,104,972	55.76%

All officers and directors as a group (6people) (1)(2)	311,831	15.58%

(1) Based on total of 2,949,484 shares outstanding as of March 15, 2014.

(2) Mr. Almog resigned from his positions with HOMI effective November 2013.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there have been no transactions or proposed transactions which have materially affected or will materially affect us in which all director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On December 31, 2013 HOMI had long term debt of $ 2,815,000 including $ 546,000 in current maturities.

HOMI entered into a loan agreement with a related company dated January 8, 2012. The related company loaned HOMI NIS 850,000 (approximately $ 220 when received), index linked to Israel’s Consumer Price Index and bearing interest at a rate of 6% per annum.

On September 1, 2012, the related company agreed to HOMI’s request to recycle a previous  loan agreement with the related company for NIS 1,125,000 and NIS 850,000, respectively, as follows:

a.
An amount of approximately NIS 1,660,000 ($ 412,000) out of the above mentioned loans ,was recycled into 3 loan agreements with HOMI Industries Ltd, pursuant to which the related party shall receive a portion of the revenue from minibar systems operated by HOMI subsidiaries in three hotels as detailed below.

b.	An amount of approximately NIS 315,000 ($ 78,000) of principal remains outstanding and payable under the December 15, 2011 loan, in accordance with its terms.

Of the NIS 850,000, January 8, 2012 loan, NIS 809,000 ($201,000) was recycled into a loan agreement with HOMI Industries Ltd, pursuant to which the lender shall receive a portion of the revenue from a minibar system operated by a HOMI subsidiary in the Hilton Olympia Hotel in London (the “Hilton Agreement”). In 2013 the loan was assigned to a non related party.

NIS 41,000 ($10,000) was recycled into a loan agreement between the lender and HOMI Industries Ltd, pursuant to which the lender shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Leonardo Rehovot Hotel (the “Leonardo Agreement”).

Of the NIS 1,125,000 December 12, 2011 loan, NIS 178,836 ($44,000) was recycled under the Leonardo Agreement.

NIS 631,643 ($156,800) was recycled into a loan agreement between lender and HOMI Industries Ltd, pursuant to which lender shall receive a portion of the revenues generated by a minibar system operated by a HOMI subsidiary in the Sheraton Salobre Grand Canary Islands Hotel (the “Sheraton Agreement”).

In respect of the above mentioned loans recycling, during 2012, an amount of $ 182,000 was charged to capital.

a.	Information in regard to loans with operation agreements:

            HOMI entered into loans as detailed below.

As security and collateral for repayment of the loans, HOMI encumbered in lender's favor the computerized minibar system, including HOMI® computerized minibars, a central unit and a license to HOMI® software, which HOMI’s affiliate installed at the hotels and operates for the hotels under an outsource operation agreement which HOMI’s affiliate signed with the hotel.

Repayments of these loans are computed on the basis of the specified minibar system’s revenues net of operational payments, allocated amongst the parties, in accordance with the terms detailed in the loan agreements.

Date of the loan	Lender	Amount	Hotel	Location	No. of Minibars encumbered
July 7,2009	Globetrip Ltd.	$211,500	Dan Panorama	Tel Aviv, Israel	470

February 7,2012	Globetrip Ltd.	$90,000	Carlton	Tel Aviv, Israel	288

September 1,2012	Bahry Business and Finance (1994) LTD	$55,000	Leonardo	Rechovot, Israel	116

September 1,2012	Bahry Business and Finance (1994) LTD	$157,000	Sheraton Salobre	Spain	313

b.	Information in regard to loans converted during 2013:

1.
On January 28, 2010, HOMI’s President loaned HOMI $ 100,000, at an agreed interest rate of 8% per annum. During the years 2011 and 2012, HOMI paid interest on this loan, but no principal.  According to the terms of the agreement, HOMI was to commence payment of principal at the end of the first quarter of 2012.

2.
In December 2011, HOMI received three additional loans from shareholders and directors, amounting to $ 80,000 in total. Each loan is for a period of four years, with quarterly repayments, including two years’ grace on the principal.

3.
On July 12, 2012, HOMI entered into an additional loan agreement with HOMI's President, pursuant to which HOMI’s President loaned HOMI the sum of $50,000 bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to its president at the same price per share as in the rights offering.

4.
On July 12, October 15, January 1, 2013, HOMI entered into three new loan agreements with the majority shareholder in HOMI. Pursuant to these loan agreements, the shareholder agreed to loan HOMI the sums of $ 250,000, $ 200,000 and $ 70,000, respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years’ grace on the principal.

5.
On January 10, 2013, HOMI Industries entered into a loan agreement with a related party owned and operated by the President of HOMI. Pursuant to this loan agreement the related party agreed to loan HOMI Industries the sum of $45,500.

6.
On April 5, 2013, HOMI entered into a new loan agreement with the majority shareholder in HOMI. Pursuant to this loan agreement, the shareholder agreed to loan HOMI the sum of $ 100,000, bearing 8% annual interest.  The loan is for a period of four years, including two years’ grace on the principal. Pursuant to the loan agreement, HOMI stated its intention to perform a rights offering. In the event of such rights offering, HOMI will have the right to repay all or part of the loan by issuing shares of HOMI’s common stock to the shareholder at the same price per share as in the rights offering.

On September 2013 the loans detailed in 1-6 above were converted, in the rights offering, to shares at the price of one dollar per share. See also Note 10d.

c.
On October 9, 2013 and December 7, 2013 HOMI entered into two new loan agreements, with the President and with the majority shareholder of HOMI, respectively, pursuant to which they agreed to loan HOMI the total amounts of $ 100,000 and $200,000 respectively, bearing 8% annual interest.  The loans are for a period of four years, including two years grace on the principal. Pursuant to these loan agreements, within thirty days of closing an equity investment of $600,000 or more, HOMI may elect to repay all or any portion of the outstanding loans and/or accrued interest in shares of HOMI common stock which shares shall be valued at the same price per share as in the corresponding equity investment.

During the years ended December 31, 2013, HOMI incurred various related party expenses for the following:

Description	2013
Directors’ fees and liability insurance	$33,948
Consulting fees	$497,053
Interest Payments	$76,548
Totals	$607,549

Director Independence

Our current Board members consist of Daniel Cohen, Avraham Bahry, Jacob Ronnel, and Kalman Huber. The Board has determined that Messrs. Ronen and Huber are independent applying the definition of independence under the listing standards of the American Stock Exchange. Messrs. Cohen, Bahry, and Ronnel are not independent.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2012 for professional services rendered by Barzily & Company for the audit of the December 31, 2012 and 2013 financial statements approximated $ 50,000 and $31,500, respectively.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2012 and 2013, we paid $ 9,000 and $9,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2012 and 2013 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2012 and 2013, we paid $0, for other products and services.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K

2.1	Acquisition Agreement between Benjamin Acquisitions, Inc. and Bartech Mediterranean International, Ltd. (1) (2)
3.1	Certificate of Incorporation (1) (2)
3.1A	Certificate of Amendment to Certificate of Incorporation (1) (2)
3.2	By-Laws (1) (2)
10.1	HOMI Israel-BSI Agreement for Israel, Jordan and Turkey (1) (3)
10.2	HOMI Israel-BSI Agreement for South Africa (1) (3)
10.3	HOS-BSI Stock Purchase Agreement (1) (3)
10.4	HOS-BSI Stockholders' Agreement (1) (3)
10.5	HOS-BSI Option (1) (3)
10.6	HOS Purchase Option Agreement (1) (3)
10.7	Bank Leumi Credit Agreement (1) (3)
10.8	Bank Leumi Promissory Note (1) (3)
10.9	Bank Leumi Security Agreement (1) (3)
10.10	Assignment by HOMI Israel to Protel Bilgisayar Limited Sirketi (1) (3)
10.11	Agreement between HOMI Israel and Intercontinental Hotels Corporation (1) (4)
10.12	Strategic Alliance between Bartech E.M.E.A SARL and HOMI (1) (6)
10.13	Consulting Agreement between HOMI Israel and Muscum Holding Corp. (1) (5)
10.14	Employment Agreement between HOS and Ariel Almog (1) (5)
10.15	Employment Agreement between HOS and Jacob Ronnel (1) (5)
10.16	Agreement with Rodia Mihali (1) (6)
10.17	Loan Agreement by and between HOMI and Jacky Ronnel dated December 1, 2003 (1) (7)
10.18	Loan Agreement by and between HOMI and Ariel Almog dated December 1, 2003 (1) (7)
10.19	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated March 1, 2003 (1) (7)
10.20	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd. dated February 28, 2005 (1) (9)
10.21	Financing Agreement between HOMI and Solog Mifalelei Srigah Ltd., as amended on May 17, 2005 (1) (10)
10.22	Loan Agreement by and between HOMI and Avraham Bahry and Rodia Mihali dated November 2004.
10.23	Loan Agreement between HOMI and Daniel Cohen and Avraham Bahry dated November 11, 2008 (1) (11)

10.24	Loan Agreement between HOMI and Jacob Ronnel and Aryeh Reif dated December 8, 2008 (1) (12)
10.25	Employment Agreement between HOMI Israel and Jacob Ronnel (13)
10.26	Employment Agreement between HOMI Israel and Daniel Cohen (14)
10.27	Loan Agreement between HOMI and Daniel Cohen dated April 17, 2009 (15)
10.28	Loan Agreement between HOMI and Avraham Bahry dated May 12, 2009 (16)
10.29	Loan Agreement between HOMI and Jacob Ronnel, Ariel Almog and William and Pai-wen Buckley dated June 23, 2009 (17)
10.30	Agreement between HOMI and subsidiaries dated June 30, 2009 (18)
10.31	Agreement between HOMI Israel and Globetrip Ltd. dated July 20, 2009 (19)
10.32	Agreements between HOMI and Avraham Bahry, and HOMI and Daniel Cohen dated August 3, 2009 (20)
10.33	Agreement between HOMI and Dry Tongues Ltd dated October 12, 2009 (21)
10.34	Loan Agreements between HOMI Industries Ltd. And Moise Laurent Elkrief and Sonia Elkrief dated November 12, 2009 (22)
10.35	Loan Agreements between HOMI Israel and Bahry Business & Finance (1994) Ltd, and HOMI and Daniel Cohen dated January 28, 2010 (23)
10.36	Loan Agreement between HOMI Israel and Ilan Bahry, Amir Schechtman and Oded Yeoshoua dated February 24, 2010 (24)
14.0	Code of Ethics (8)
21.0	Subsidiaries (3)
31.1	Certification of Jacob Ronnel pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934
32.1	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference.

(2)	Incorporated by reference from initial filing of registration statement on Form SB-2 filed July 7, 2002.

(3)	Incorporated by reference from Amendment No. 1 to registration statement on Form SB-2 filed October 15, 2002.

(4)	Incorporated by reference from Amendment No. 2 to registration statement on Form SB-2 filed January 21, 2003.

(5)	Incorporated by reference from Amendment No. 3 to registration statement on Form SB-2 filed July 3, 2003.

(6)	Incorporated by reference from Amendment No. 4 to registration statement on Form SB-2 filed August 6, 2003.

(7)	Incorporated by reference from Form 8-K filed April 8, 2004.

(8)	Incorporated by reference from Form 10-KSB filed on April 16, 2004.

(9)	Incorporated by reference from Form 8-k filed March 1, 2005

(10)	Incorporated by reference from Form 8-k filed May 19, 2005

(11)	Incorporated by reference from Form 8-K filed November 12, 2008.

(12)	Incorporated by reference from Form 8-K filed December 12, 2008

(13)	Incorporated by reference from Form 8-K filed January 28, 2009

(14)	Incorporated by reference from Form 8-K filed February 5, 2009

(15)	Incorporated by reference from Form 8-K filed April 21, 2009

(16)	Incorporated by reference from Form 8-K filed May 15, 2009

(17)	Incorporated by reference from Form 8-K filed June 25, 2009

(18)	Incorporated by reference from Form 8-K filed June 7, 2009

(19)	Incorporated by reference from Form 8-K filed July 29, 2009

(20)	Incorporated by reference from Form 8-K filed August 7, 2009

(21)	Incorporated by reference from Form 8-K filed October 14, 2009

(22)	Incorporated by reference from Form 8-K filed November 17, 2009

(23)	Incorporated by reference from Form 8-K filed February 2, 2010

(24)	Incorporated by reference from Form 8-K filed February 26, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: March 31, 2014	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Principal Executive Officer, Director		Jacob Ronnel, Director
Dated:	March 31, 2014	Dated:	March 31, 2014

/s/ Avraham Bahry
Avraham Bahry, Director
		Dated:	March 31, 2014

/s/ Kalman Huber
Kalman Huber, Director
		Dated:	March 31, 2014