Form 10-Q
period 2014-03-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-05-13
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 2,949,484 as of March 31, 2014.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2014

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2014 and December 31, 2013	2-3

Statements of Comprehensive Loss -
Three months ended March 31, 2014 and 2013	4

Statements of Cash Flows -
Three months ended March 31, 2014 and 2013	5-6

Notes to Financial Statements	7-10

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of March 31, 2014	As of December 31, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	144	81
Short-term bank deposits	47	47
Trade receivables (net of allowance for doubtful accounts of $ zero as of March 31, 2014 and December 31, 2013)	324	444
Other accounts receivable	115	66
Inventories	266	283

TOTAL CURRENT ASSETS	896	921

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	3,703	3,817
Other property and equipment	30	30

TOTAL PROPERTY AND EQUIPMENT	3,733	3,847

OTHER ASSETS:

Deferred expenses, net	3	3
Intangible assets	41	41

TOTAL OTHER ASSETS	44	44

TOTAL	4,673	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY	Unaudited	Audited

CURRENT LIABILITIES:
Short-term loans from related parties	600	-
Current maturities of long term loans from related parties	96	100
Current maturities of long-term loans from others	409	446
Trade payables	613	818
Accrued expenses and other current liabilities	562	598

TOTAL CURRENT LIABILITIES	2,280	1,962

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	653	675
Long-term loans from others ,net of current maturities	1,470	1,516
Accrued severance pay, net	76	78

TOTAL LONG-TERM LIABILITIES	2,199	2,269

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2014 and as of December 31, 2013.	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of March 31, 2014 and as of December 31, 2013.	3	3
Additional paid-in capital	13,221	13,221
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	72	74
Accumulated deficit	(14,516)	(14,131)

TOTAL SHAREHOLDERS' EQUITY	194	581

TOTAL	4,673	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended March 31,
	2014	2013
	Unaudited

Revenues	642	982

Cost of revenues:

Depreciation	(114)	(156)

Other	(427)	(646)

Gross profit	101	180

Operating expenses:

Research and development	(11)	(15)

Selling and marketing	(41)	(68)

General and administrative	(375)	(323)

Operating loss	(326)	(226)

Financing expenses and foreign currency translation, net	(59)	(107)

Other expenses, net	-	(74)

Benefit reduction for Loans	-	(5)

Net loss	(385)	(412)

Basic and diluted net loss per share	(0.13)	(0.21)

Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	1,999,506

Other Comprehensive Loss:

Net Loss	(385)	(412)

Foreign currency translation adjustments	(2)	(39)

Comprehensive Loss	(387)	(451)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,
	2014	2013
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(385)	(412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	159
Capital loss	-	74
Decrease in accrued severance pay, net	(2)	(13)
Interest and linkage differences in regard to shareholders and subsidiaries	(5)	34
Benefit component	-	5
Changes in assets and liabilities:
Decrease in inventories	17	17
Decrease (Increase) in trade receivables	120	(75)
Increase in related parties	13	18
Increase in other accounts receivable	(47)	(36)
Increase (Decrease) in trade payables	-	74
Decrease in accounts payable and accrued expenses	(48)	(91)

Net cash used in operating activities	(221)	(246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	7	223
Purchases and production of property and equipment	(214)	(140)
Short-term bank deposits, net	-	5

Net cash provided from (used in) investing activities	(207)	88

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	600	178
Payments of long- term loans to related parties	(26)	(29)
Payments of long-term loans to others	(83)	(56)
Proceeds from others	-	32

Net cash provided by financing activities	491	125

Effect of exchange rate changes on cash and cash equivalents	-	(2)
Increase (Decrease) in cash and cash equivalents	63	(35)
Cash and cash equivalents at the beginning of the period	81	195
Cash and cash equivalents at the end of the period	144	160

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A - Supplemental disclosure of non-cash investing and financing activities and cash flow information:	For the Three Months Ended March 31,
	2014	2013
	Unaudited
Non-cash investing and financing activities:

Acquisition of property and equipment on short-term credit	-	118

Receivables in regard to property and equipment	-	34

Cash paid during the period for interest	8	38

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

The agreement was approved by the holders of a majority of HOMI’s issued and outstanding shares that are not held directly or beneficially by the purchasers, pursuant to shareholder resolutions dated April 1, 2014. On April 9, 2014, a preliminary information statement was submitted to SEC. The agreement will enter into force on the 21st day after a definitive information statement becomes effective.

Pursuant to the agreement, there will be a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, Industries, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, will be wholly owned subsidiaries of HOMI Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via HOMI Industries) approximately $900 of HOMI's debts and approximately $3,200 of the subsidiaries’ debts, the purchasers will acquire HOMI Industries, with all of such subsidiaries and debt.

The impact of the abovementioned transaction shall be a capital loss amounting to $4.2 million

The purchasers have also agreed to indemnify HOMI in respect of certain liabilities.

HOMI’s Board of Directors is now considering other possible business opportunities.

f.	As of March 31, 2014, the Company had $191 in cash, including short term deposits.

The Company continues to incur losses ($385 in the three months ended March 31, 2014) and has a negative cash flow from operations amounting to approximately $221 for this period. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (con.)

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's Form 10-K filed March  31, 2014.

b.	Use of Estimates

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

e.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

Exchange rates:

	March 31,	December 31,
	2014	2013
New Israeli Shekel (NIS)	$0.287	$0.288
Euro (EU)	$1.380	$1.377
Australian Dollar (AU$)	$0.923	$0.894
Pound Sterling (GBP)	$1.665	$1.654
Canadian Dollar (CAN$)	$0.906	$0.940
Consumer Price Index ("CPI")	123.60	124.45

	Three Months Ended March 31,
	2014	2013
Increase (Decrease) in Rate of Exchange:
NIS	(0.35)%	2.24%
EU	0.20%	(3.03)%
AU$	3.20%	0.58%
GBP	0.67%	(6.18)%
CAN$	(3.60)%	4.1%
Consumer Price Index ("CPI")*	(0.68)%	0.0%

*Based on the year 2002 average rate.

HOTEL OUTSOURCE MANAGEMENT
INTERNATIONAL, INC. AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-	FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed below, which are owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	31.03.2014	31.03.2013
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	5,099	4,780
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	1,620	2,865
HOMI Europe S.A.R.L. (1), (2)	Europe	1,596	1,499
		8,315	9,144

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of March 31, 2014 the minibars are located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	1,620	3,359	1,499	6,478

(2)	Through subsidiary in the U.K (including a branch in Spain and activity in France).

(3)	Including 333 HOMI® 232 shared operated minibars. As of March 31, 2014 located in Israel.

NOTE 4:-	RELATED PARTIES TRANSACTIONS

During three months ended March 31, 2014 and 2013, the Company incurred various related parties expenses as follows:

	For the Three Months Ended March 31,
	2014	2013
	Unaudited
Directors' fees and liability Insurance	10	9
Consulting and management Fees	56	104
Financial expenses	26	31
Benefit reduction for loan	-	5
	92	149

NOTE 5:-	SIGNIFICANT EVENTS DURING THE PERIOD

a.
On February 5, 2014, HOMI Industries Ltd entered into two new loan agreements, with, the President of HOMI and the beneficial owner of a majority of HOMI’s shares. Pursuant to which they agreed to loan HOMI $300 and $200 respectively, bearing 8% annual interest. Some of the funds were wired to HOMI in January 2014 and the balance during February 2014. The principal and all accrued interest shall be repaid in a single payment, on or before July 14, 2014. An additional  amount of $100 was wired during March 2014, an agreement was not yet signed.

b.	See also Notes 1d, 1e.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2014 and our results of operations for the three months ended March 31, 2013 and March 31, 2014. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of March 31, 2014 or March 31, 2013.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2013 the Company’s balance sheet includes $3,847,000 of fixed assets, net. As of March 31, 2014, our balance sheet included $ 3,733,000 of fixed assets, net. The Company has completed its impairment test for the three months ended March 31, 2014 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013.

REVENUES

For the three months ended March 31, 2014 and 2013, HOMI had revenues of $642,000 and $982,000, respectively, a decrease of $340,000 or 34.6%. These revenues arise primarily from the sale of refreshments in the minibars, as well as the direct sale of HOMI minibars. The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms and due to substantial sales of minibars last year that did not occur this period.

For the three months ended March 31, 2014, our three largest customers accounted for approximately 25.80 % of our total revenues. During the same period of 2013, our three largest customers collectively accounted for 25.01 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 336,000 for the three months ended March 31, 2013 to $ 215,000, for the three months ended March 31, 2014.  Gross profit margin, before consideration of depreciation expense, decreased from 34.2 % to 33.5%.

Gross profit, after consideration of depreciation expense, decreased from $ 180,000 for the three months ended March 31, 2013 to $ 101,000, for the three months ended March 31, 2014.  Gross profit margin decreased from 18.3 % to 15.7%.

The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms and due to substantial sales of minibars last year that did not occur this period.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2013 and 2014 were $ 646,000 and $427,000, respectively, a decrease of $ 219,000 or 33.9%. The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms and due to substantial sales of minibars last year.

Depreciation expense for the three months ended March 31, 2013 and 2014 approximated $ 156,000 and $114,000, respectively, a decrease of $42,000. As a percentage of revenues, depreciation expense increased from 15.9 % to 17.8%. See the same clarification as above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.Production of HOMI® 226 began in 2012.Total research and development expenses for the three months ended March 31, 2013 were $15,000, and $ 11,000 for the three months ended March 31, 2014.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses increased from $  323,000  for the three months ended March 31, 2013 to $ 375,000 for the three months ended March 31, 2014, or by  16.1%. As a percentage of revenues, general and administrative expenses increased from 32.9 % to 58.4%.

Selling and Marketing expenses decreased from $ 68,000 for the three months ended March 31, 2013 to $ 41,000 for the three months ended March 31, 2014, or by 41.1%.

FINANCIAL INCOME (EXPENSES)

For the three months ended March 31, 2013 we had financial expenses (net) of $ 107,000 and for the three months ending March 31, 2014, we had financial expenses (net) of $ 59,000.

OTHER INCOME (EXPENSES)

For the three months ended March 31, 2013 and 2014 we had other expenses, net, of $74,000 and $0, respectively.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2013 and 2014 we had a net loss of $412,000 and $ 385,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2014 of $ 14,516,000. During the three months ended March 31, 2014, we had net loss of $ 385,000.

Our financing activities resulted in cash of approximately $ 491,000 during the three months ended March 31, 2014.  During the three months ended March 31, 2014, we used cash in the amount of $221,000.

As of March 31, 2014, we had long term liabilities of approximately $ 2,199,000 which are comprised, mainly, of loans.

As of March 31, 2014, the Company had $191,000 in cash, including short term deposits.

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

On March 25, 2014, HOMI entered into an agreement with HOMI Industries, the President of HOMI, and the beneficial owner of the HOMI shares held by the majority shareholder of HOMI.   The agreement was approved by the holders of a majority of HOMI’s issued and outstanding shares that are not held directly or beneficially by the purchasers, pursuant to shareholder resolutions dated April 1, 2014. On April 9, 2014, a preliminary information statement was submitted to SEC. The agreement will enter into force on the 21st day after a definitive information statement becomes effective.

Pursuant to the agreement, there will be a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, Industries, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, will be wholly owned subsidiaries of HOMI Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via HOMI Industries) approximately $900,000 of HOMI's debts and approximately $3,200,000 of the subsidiaries’ debts, the purchasers will acquire HOMI Industries, with all of such subsidiaries and debt.

The impact of the abovementioned transaction shall be a capital loss amounting to $4.2 million.  The purchasers have also agreed to indemnify HOMI in respect of certain liabilities.  HOMI’s Board of Directors is now considering other possible business opportunities.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, there were no sales of unregistered equity securities.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: May 7, 2014	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President
(Principal Executive Officer)