Form 10-K/A
period 2013-12-31
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-08-05
CIK 1174814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes  ☐   No ☒

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

2013 FORM 10-K ANNUAL REPORT

Explanatory Note

The purpose of this Amendment No. 1 to Hotel Outsource Management International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is solely to make the following revision:  submit a dated Report of Independent Registered Public Accounting Firm

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/Barzily & Co.

Jerusalem, Israel

March 30 ,2014

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: August 4, 2014	By:	/s/ Daniel Cohen
Daniel Cohen, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Daniel Cohen		/s/ Jacob Ronnel
	Daniel Cohen, President, Principal Executive Officer, Principal Financial Officer, Director		Jacob Ronnel, Director

Dated:	August 4, 2014	Dated:	August 4, 2014

/s/ Avraham Bahry
Avraham Bahry, Director

		Dated:	August 4, 2014

/s/ Kalman Huber
Kalman Huber, Director

		Dated:	August 4, 2014

4