Form 10-Q
period 2014-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-09-05
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  2,949,484 as of June 30, 2014.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

INTERIM FINANCIAL STATEMENTS

AS OF

June 30, 2014

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2014 and December 31, 2013	3-4

Statements of Comprehensive Loss -
Six and three months ended June 30, 2014 and 2013	5

Statements of Cash Flows -
Six months ended June 30, 2014 and 2013	6-7

Notes to the Financial Statements	8-12

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of June 30,	As of December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	21	81
Short-term bank deposits	33	47
Trade receivables (net of allowance for doubtful accounts of $ zero as of June 30, 2014 and December 31, 2013)	554	444
Other accounts receivable	114	66
Inventories	294	283

TOTAL CURRENT ASSETS	1,016	921

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	3,359	3,817
Other property and equipment	29	30

TOTAL PROPERTY AND EQUIPMENT	3,388	3,847

OTHER ASSETS:

Deferred expenses, net	2	3
Intangible assets	40	41

TOTAL OTHER ASSETS	42	44

TOTAL	4,446	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2014	2013
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFFICIENCY)

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties	1,147	100
Current maturities of long-term loans from others	326	446
Trade payables	531	818
Accrued expenses and other current liabilities	366	598

TOTAL CURRENT LIABILITIES	2,370	1,962

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities	349	675
Long-term loans from others, net of current maturities	1,664	1,516
Accrued severance pay, net	82	78

TOTAL LONG-TERM LIABILITIES	2,095	2,269

SHAREHOLDERS' EQUITY (DEFFICIENCY):

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2014 and as of December 31, 2013.	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of June 30, 2014 and as of December 31, 2013.	3	3
Additional paid-in capital	13,221	13,221
Capital reserve	1,414	1,414
Accumulated other comprehensive income	47	74
Accumulated deficit	(14,704)	(14,131)

TOTAL SHAREHOLDERS' EQUITY (DEFFICIENCY)	(19)	581

TOTAL	4,446	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)

Revenues	821	765	1,463	1,747

Costs of revenues:
Depreciation	(114)	(121)	(228)	(277)
Other	(580)	(552)	(1,007)	(1,198)

Gross profit	127	92	228	272

Operating expenses:

Research and development	(12)	(14)	(23)	(29)

Selling and marketing	(39)	(102)	(80)	(170)

General and administrative	(258)	(329)	(633)	(652)

Operating loss	(182)	(353)	(508)	(579)

Financing expenses and foreign currency translation, net	(32)	(100)	(91)	(207)

Other expenses, net	26	-	26	(74)

Benefit reduction for loans	-	(4)	-	(9)

Net Loss	(188)	(457)	(573)	(869)

Basic and diluted net loss per share	(0.06)	(0.23)	(0.19)	(0.43)

Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	1,999,506	2,949,484	1,999,506

Other Comprehensive Loss:

Net Loss	(188)	(457)	(573)	(869)

Foreign currency translation adjustments	(25)	(65)	(27)	(104)

Comprehensive Loss	(213)	(522)	(600)	(973)

The accompanying notes are an integral part of the consolidated financial statements

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	(573)	(869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	281
Capital gain	-	70
Increase in accrued severance pay, net	4	20
Interest and linkage differences in regard to shareholders and subsidiaries	27	101
Benefit component	-	9
Changes in assets and liabilities:
Increase in inventories	(11)	(4)
Decrease (Increase) in trade receivables	(109)	53
Decrease in related parties	(4)	-
Increase in other accounts receivable	(51)	(54)
Increase (Decrease) in trade payables	(96)	142
Decrease in accrued expenses and other current liabilities	(229)	(128)

Net cash used in operating activities	(808)	(379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	237	340
Purchases and production of property and equipment	(201)	(332)
Short-term bank deposits, net	14	5

Net cash provided by investing activities	50	13

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	-	6
Proceeds from long term loans from others, net	28	286
Proceeds from long-term loans from shareholders, net	670	100

Net cash provided by financing activities	698	392

Effect of exchange rate changes on cash and cash equivalents	-	(3)
Decrease (Increase) in cash and cash equivalents	(60)	23
Cash and cash equivalents at the beginning of the period	81	195
Cash and cash equivalents at the end of the period	21	218

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -

Supplemental disclosure of non-cash investing and financing activities and cash flow information:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)

Acquisition of property and equipment on short-term credit	(191)	217

Receivables in regard to property and equipment	-	73

Cash paid during the year for interest	33	65

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

c.	Commencing 2009, HOMI has begun to implement a new business model. Under the new business model, the Company sells or receives loans against HOMI minibars, installed or to be installed in various hotels. Under this model, HOMI shall continue to manage and operate these minibars in return for a management fee and profit sharing arrangements.

d.	As of August 21, 2013, HOMI France S.A.S., which had been a fully, indirectly owned subsidiary of HOMI was dissolved, with voluntary liquidation procedures having been completed as of June 25, 2013. Operations previously handled by HOMI France were transferred to HOMI UK Limited, which is another fully, indirectly owned subsidiary of HOMI.

HOMI Australia, a subsidiary of HOMI, began the process of deregistration to close down the company, which process was completed as of February 6, 2014.

e.

On March 25, 2014, HOMI entered into an agreement with HOMI Industries, the President, and the beneficial owner of the HOMI shares held by the majority shareholder of HOMI. The agreement was approved by the holders of a majority of HOMI’s issued and outstanding shares that are not held directly or beneficially by the purchasers, pursuant to shareholder resolutions dated April 1, 2014. On April 9, 2014, a preliminary information statement was submitted to SEC. On August 7 ,2014 the definitive information statement was declared effective. The closing of the agreement will take place on September 5 ,2014

Pursuant to the agreement, there will be a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, Industries, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, will be wholly owned subsidiaries of HOMI Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via HOMI Industries) approximately $900 of HOMI's debts and approximately $3,200 of the subsidiaries’ debts, the purchasers will acquire HOMI Industries, with all of such subsidiaries and debt.

The impact of the abovementioned transaction shall be a capital loss amounting to $4.2 million

The purchasers have also agreed to indemnify HOMI in respect of certain liabilities.

HOMI’s Board of Directors is now considering other possible business opportunities.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-       NATURE OF OPERATIONS AND BASIS OF PRESENTATION (cont.)

f.	As of June 30, 2014, the Company had $ 21 in cash, including short term deposits.

The Company continues to incur losses ($573 in the six months ended June 30, 2014) and has a negative cash flow from operations amounting to approximately $808 for this period. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

The financial statements have been prepared assuming that the Company will continue as a "going concern". The Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue a "going concern" .The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of the company as a “going concern” is dependent upon implementation of management's plans as well as raising additional funds from shareholders or others. The Company's preferred method is the new business model, described in item c. above.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's Form 10-K filed March 31, 2014.

b.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying unaudited consolidated financial statements relate principally to depreciation and recoverability of long lived assets. The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles; all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that management’s estimates could change in the near term with respect to these matters.

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

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying values. The fair values of long-term notes payable also approximates their carrying values, since such notes bear interest at rates that management believes are approximately the same as prevailing market rates.

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

e.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

	June 30,	December 31,
	2014	2013
New Israeli Shekel (NIS)	$0.291	$0.288
Euro (EU)	$1.365	$1.377
Australian Dollar (AU$)	$0.939	$0.894
Pound Sterling (GBP)	$1.704	$1.654
Canadian Dollar (CAN$)	$0.936	$0.940
Consumer Price Index ("CPI")*	124.21	124.45

	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange and the Consumer Price Index ("CPI") in Israel:	2014	2013
NIS	1.04%	2.98%
EU	(0.87)%	(0.1)%
AU$	5.03%	-%
GBP	3.02%	(5.63)%
CAN$	(0.43)%	(2.15)%
Consumer Price Index ("CPI")	(0.19)%	0.71%

*Based on the year 2002 average rate.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 3:-       FIXED ASSETS

Number of minibars

The consolidated financial statements include the accounts of HOMI and its active subsidiaries listed low, which are fully owned by HOMI:

		Number of Minibars Operated
Subsidiary Name	Area	30.06.2014	30.06.2013
HOMI Industries Ltd. (1)	Israel
HOMI Israel Ltd. (1), (3)	Israel	4,949	4,974
HOMI USA, Inc. and HOMI Canada, Inc. (1)	U.S.A. and Canada	1,620	2,219
HOMI Europe S.A.R.L. (1), (2)	Europe	1,499	1,499
		8,068	8,692

(1)	A quantity of minibars are owned by HOMI Industries and rented to the subsidiaries.

As of June 30, 2014 the minibars are located as follows:

	U.S.A.	Israel	Europe	Total
Number of minibars	1,620	3,173	1,499	6,292

(2)	Through subsidiaries in France and the U.K (including a branch in Spain and activity in France).

(3)	Including 333 HOMI® 232 shared operated minibars. As of June 30, 2014 located in Israel.

NOTE 4:-      RELATED PARTIES TRANSACTIONS

During the six months ended June 30, 2014 and 2013, the Company incurred various related parties expenses as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Directors' fees and liability insurance	1	8	11	17
Consulting and management fees	66	131	122	237
Financial expenses	26	26	52	52

Benefit reduction for loan	-	4	-	9

	93	169	185	315

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

An additional amount of $100 was wired during March 2014; an agreement was not yet signed. An Israeli company which has lent HOMI in the past various sums under the new business model, has made an additional loan (outside the new business model) to HOMI Industries Ltd, in the amount of $302, of which $243 was funded in the current reporting period, and the remaining $59 was funded subsequent to the current reporting period. No written agreement has yet been signed defining the terms of this loan, but the parties have an understanding that standard commercial loan terms will apply, with interest rates that are comparable to other loans that have been made to HOMI in recent years.

b.	An Israeli company which has lent HOMI in the past various sums under the new business model, has made an additional loan (outside the new business model) to HOMI Industries Ltd, in the amount of $302, of which $243 was funded in the current reporting period, and the remaining $59 was funded subsequent to the current reporting period. No written agreement has yet been signed defining the terms of this loan, but the parties have an understanding that standard commercial loan terms will apply, with interest rates that are comparable to other loans that have been made to HOMI in recent years.

c.	See also Notes 1d.

NOTE 6:-       EVENTS SUBSEQUENT TO BALANCE SHEET DATE

See Note 1e.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2014 and our results of operations for the three months ended June 30, 2013 and 2014. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2013 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2013 the Company’s balance sheet includes $3,847,000 of fixed assets, net.  As of June 30, 2014, our balance sheet included $3,388,000 of fixed assets net. The Company has completed its impairment test for the six months ended June 30, 2014 and has concluded that no impairment write-off is necessary.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013.

REVENUES

For the three months ended June 30, 2014 and 2013, HOMI had revenues of $821,000 and $765,000, respectively, an increase of $56,000 or 7.30%. These revenues arise primarily from the sale of refreshments in the minibars. The increase is mainly due sales of minibars.

For the three months ended June 30, 2014, our three largest customers accounted for approximately 25.63 % of our total revenues.  During the same period of 2013, our three largest customers collectively comprised 22.34 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, increased from $213,000 for the three months ended June 30, 2013 to $241,000 for the three months ended June 30, 2014, an increase of $28,000. Comparing the three month periods ended June 30 2013 and 2014, gross profit margin, before consideration of depreciation expense, increased from 27.84 % to 29.35%.

Gross profit, after consideration of depreciation expense, increased from $92,000 for the three months ended June 30, 2013 to $127,000 for the three months ended June 30, 2014, an increase of $35,000.  This increase is mainly due to the above mentioned increase in revenues, termination of operating losing hotels and due to the efforts to reduce costs.

Gross profit margin increased from 12.0 % to 15.0%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2013 and 2014 were $552,000 and $580,000, respectively, an increase of $28,000 or 5.1%, primarily as a result of the increase in revenues.

Depreciation expense for the three months ended June 30, 2013 and 2014 approximated $121,000 and $114,000, respectively, a decrease of $7,000. As a percentage of revenues, depreciation expense decreased from 15.8 % to 13.9%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized Minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012. Production of HOMI® 226 began in 2012. Total research and development expenses for the three months ended June 30, 2013 and 2014 were $14,000 and $12,000, respectively.

General and Administrative expenses were $329,000 for the three months ended June 30, 2013 and $258,000 for the three months ended June 30, 2014. As a percentage of revenues, general and administrative expenses decreased from 43.0 % to 31.4 % due to efforts to reduce expenses.

Selling and Marketing expenses decreased from $102,000 for the three months ended June 30, 2013 to $39,000 for the three months ended June 30, 2014, or by 61.8%.The decrease is mainly due to efforts to reduce sales and marketing expenses.

FINANCIAL EXPENSES AND FOREIGN CURRENCY TRANSLATION, NET

For the three months ended June 30, 2013 we had financial expense (net) of $100,000, and for the three months ending June 30, 2014, we had financial expense (net) of $32,000.

The decrease is mainly due to loans that were converted to shares.

OTHER EXPENSES

For the three months ended June 30, 2013 and 2014 we had other expenses of $0 and income of $26, respectively. The income is due a reduction in a loan amount. The balance of this loan was paid in full.

NET LOSS

For the three months ended June 30, 2013 and 2014 we had net loss of $ 457,000 and $ 188,000, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013.

REVENUES

For the six months ended June 30, 2014 and 2013, HOMI had revenues of $ 1,463,000 and $1,747,000, respectively, a decrease of $ 284,000 or 16.3%.

The decrease is mainly due to a decrease in the quantity of minibars operated, as agreements with some hotels in the United States reached the end of their terms, as well as a reduction in minibar sales.

For the six months ended June 30, 2014, our three largest customers accounted for approximately 24.8 % of our total revenues.  For the six months ended June 30, 2013, our three largest customers accounted for approximately 22.3 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased by $93,000, from $ 549,000 for the six months ended June 30, 2013 to $456,000, for the six months ended June 30, 2014. Gross profit margin, before consideration of depreciation expense, decreased from 31.4 % to 31.2%.

Gross profit, after consideration of depreciation expenses, decreased by $44,000, from $272,000 for the six months ended June 30, 2013 to $ 228,000 for the six months ended June 30, 2014. Gross profit margin stayed identical at 15.6 % for both periods.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the six months ended June 30, 2013 and 2014 were $ 1,198,000 and $ 1,007,000, respectively, a decrease of $191,000 or 15.9%.The decrease is mainly due the decrease in revenues.

Depreciation expenses for the six months ended June 30, 2013and 2014 approximated $277,000 and $228,000, respectively, a decrease of $ 49,000, or 17.7%. As a percentage of revenues, depreciation expense decreased from 15.9 % to 15.6%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012. Production of HOMI® 226 began in 2012. Total research and development expenses for the six months ended June 30, 2013 were $29,000 and $ 23,000 for the six months ended June 30, 2014.

General and Administrative expenses decreased from $652,000 for the six months ended June 30, 2013 to $633,000 for the six months ended June 30 2014, a decrease of $19,000, or 2.9%.

As a percentage of revenues, general and administrative expenses increased from 37.3 % to 43.3%.

Selling and Marketing expenses decreased from $170,000 for the six months ended June 30, 2013 to $80,000 for the six months ended June 30, 2014, a decrease of $90,000 or 52.9%. The decrease is mainly due to a reduction in sales and marketing expenses mainly in the United States.

FINANCIAL EXPENSES AND FOREIGN CURRENCY TRANSLATION, NET

For the six months ended June 30, 2013 and 2014 we had financial expenses (net) of $207,000 and $91,000, respectively.

These amounts include interest expense (net) of approximately $96,000 and $104,000, respectively. The remaining amounts are due primarily to currency exchange differences on US$ dominated intercompany balances.

OTHER EXPENSES, NET

For the six months ended June 30, 2013 we had other expenses of $74,000 and for the six months ended June 30, 2014, we had other income of $26,000. The expenses incurred during this 2013 six months period are mainly due the dismantling of minibars from two hotels in the United States, following the expiration of the outsource operation agreements for these hotels. The income incurred in 2014 is a result of forgiveness of a portion of a loan, the balance of which we repaid in full.

NET LOSS

For the six months ended June 30, 2013 we had net loss of $869,000 and for the six months ended June 30, 2014, we had a net loss of $ 573,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2014 of $14,704,000. During the six months ended June 30, 2014, we had net loss of $ 573,000.

Our financing activities resulted in cash of approximately $698,000 during the six months ended June 30, 2014. During this same six month period, we used cash in the amount of $808,000.

On June 30, 2014, we had long term liabilities of approximately $2,095,000 which are mainly comprised of loans from related parties and others.

At June 30, 2014, HOMI had $ 54,000 in cash, including short term deposits.

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

During the six months ended June 30, 2014, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[Removed and Reserved]

Item 5.	OTHER INFORMATION

 On March 20, 2014, the Board of Directors of HOMI approved a transaction pursuant to which the Company’s operations, trademark rights, operating subsidiaries, along with the debt of the Company and the debt of its subsidiaries will be acquired by by Daniel Cohen and Moise Laurent Elkrief, currently the two largest shareholders of the Company (the “Transaction”). On April 1 2014 shareholders representing a total of 2,606,319 shares executed a written consent approving the Transaction. On August 7, 2014, we filed an information statement with the Commission, outlining the terms of the Transaction.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: September 3, 2014	By:	/s/ Daniel Cohen
	Name:	Daniel Cohen
	Title:	President, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

