Form 10-Q/A
period 2014-06-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-09-05
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Hotel Outsource Management International, Inc. for the period ended June 30, 2014, filed with the Securities and Exchange Commission on September 5, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.

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

