Form 10-Q
period 2014-09-30
HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL INC
filed 2014-11-18
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  2,949,484 as of September 30, 2014.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND CONSOLIDATED
SUBSIDIARIES

INTERIM FINANCIAL STATEMENTS

AS OF

September 30, 2014

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2014 and December 31, 2013	2-3

Statements of Comprehensive Loss -
Nine and three months ended September 30, 2014 and 2013	4

Statements of Cash Flows -
Nine months ended September 30, 2014 and 2013	5-6

Notes to the Financial Statements	7-9

- - - - - - - - - - - - - - - - -

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands

	As of September 30,	As of December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	81
Short-term bank deposits	-	47
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2013)	-	444
Other accounts receivable	-	66
Inventories	-	283

TOTAL CURRENT ASSETS	-	921

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	-	3,817
Other property and equipment	-	30

TOTAL PROPERTY AND EQUIPMENT	-	3,847

OTHER ASSETS:

Deferred expenses, net	-	3
Intangible assets	-	41

TOTAL OTHER ASSETS	-	44

TOTAL	-	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

US Dollars in thousands (except share data)

		As of September 30,	As of December 31,
		2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFFICIENCY)	Note	(Unaudited)	(Audited)

CURRENT LIABILITIES:

Short term bank credit		-	-
Current maturities of long-term loans from related parties		-	100
Current maturities of long-term loans from others		-	446
Trade payables		-	818
Accrued expenses and other current liabilities	1c	56	598

TOTAL CURRENT LIABILITIES		56	1,962

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities		-	675
Long-term loans from others, net of current maturities		-	1,516
Accrued severance pay, net		-	78

TOTAL LONG-TERM LIABILITIES		-	2,269

SHAREHOLDERS' EQUITY (DEFFICIENCY):

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2014 and as of December 31, 2013.		-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of September 30, 2014 and as of December 31, 2013.		3	3
Additional paid-in capital		13,221	13,221
Capital reserve		1,414	1,414
Accumulated other comprehensive income		-	74
Accumulated deficit		(14,694)	(14,131)

TOTAL SHAREHOLDERS' EQUITY (DEFFICIENCY)		(56)	581

TOTAL		-	4,812

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)

Revenues	-	754	1,463	2,501

Costs of revenues:
Depreciation	-	(112)	(228)	(389)
Other	-	(550)	(1,007)	(1,748)

Gross profit	-	92	228	364

Operating expenses:

Research and development	-	(10)	(23)	(39)

Selling and marketing	-	(97)	(80)	(267)

General and administrative	(36)	(365)	(669)	(1,017)

Operating loss	(36)	(380)	(544)	(959)

Financing income (expenses) and foreign currency translation, net	-	14	(91)	(193)

Other income (expenses), net	46	(6)	72	(80)

Benefit reduction for loans	-	(47)	-	(56)

Net Profit (Loss)	10	(419)	(563)	(1,288)

Basic and diluted net profit (loss) per share	0.00	(0.15)	(0.19)	(0.57)

Weighted average number of shares used in computing basic and diluted profit (loss) per share	2,949,484	2,753,238	2,949,484	2,250,750

Other Comprehensive Loss:

Net Profit (Loss)	10	(419)	(563)	(1,288)

Foreign currency translation adjustments	(47)	(48)	(74)	56

Comprehensive Loss	(37)	(467)	(637)	(1,232)

The accompanying notes are an integral part of the consolidated financial statements

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net Loss	(563)	(1,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	402
Capital loss (gain)	-	74
Increase in accrued severance pay, net	4	23
Interest and linkage differences in regard to shareholders and subsidiaries	27	60
Benefit component	-	56
Changes in assets and liabilities:
Decrease (Increase) in inventories	(11)	25
Decrease (Increase) in trade receivables	(109)	44
Related parties, net	(4)	31
Increase in other accounts receivable	(29)	(42)
Increase (Decrease) in trade payables	(133)	165
Decrease in accrued expenses and other current liabilities	(227)	(176)

Net cash used in operating activities	(811)	(626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	237	351
Purchases and production of property and equipment	(201)	(493)
Short-term bank deposits, net	14	4
Proceeds from sale of investments in previously consolidated subsidiaries (b)	(18)	-

Net cash provided by (used in) investing activities	32	(138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loans from others, net	28	461
Proceeds from long-term loans from shareholders, net	670	245

Net cash provided by financing activities	698	706

Effect of exchange rate changes on cash and cash equivalents	-	(2)
Decrease in cash and cash equivalents	(81)	(60)
Cash and cash equivalents at the beginning of the period	81	195
Cash and cash equivalents at the end of the period	-	135

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -

Supplemental disclosure of non-cash investing and financing activities and cash flow information:

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)

Acquisition of property and equipment on short-term credit	(191)	445

Conversion of loans into shares	-	904

Receivables in regard to property and equipment	-	87

Cash paid during the period for interest	33	80

Appendix B -

Proceeds from sale of investments in previously consolidated subsidiaries:

For the Nine Months Ended September 30, 2014
The subsidiaries' assets and liabilities at date of sale:	(Unaudited)
Short-term bank deposits	33
Working capital (excluding cash and cash equivalents)	88
Property, plant and equipment	3,388
Intangible assets	42
Long-term loans from related parties	(1,496)
Long-term loans from others	(1,990)
Accrued severance pay, net	(82)
Gain from sale of subsidiaries	46
Foreign currency capital reserve	(47)
(18)

The accompanying notes are an integral part of the consolidated financial statements.

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:-	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.

Hotel Outsource Management International, Inc. ("HOMI") was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries was engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

Hereinafter, HOMI together with its subsidiaries will be referred to as the "Company."

The Company common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011. It now trades on the OTCQB under the symbol "HOUM.PK."

b.	On March 25, 2014, HOMI entered into an agreement with HOMI Industries (hereinafter - “Industries”), Daniel Cohen (hereinafter - “Cohen”) and Moise Laurent Elkrief (hereinafter - “Elkrief”). Cohen was at that time the President, a Director and a shareholder of HOMI. Elkrief was the beneficial owner of the HOMI shares which were held in the name of Tomwood Limited, which was the majority shareholder of HOMI (Cohen and Elkrief will be termed hereinafter as the “Purchasers”). Pursuant to the agreement, which closed on September 5, 2014, there was a restructuring of HOMI’s subsidiaries such that all of its operations subsidiaries, namely, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, became wholly owned subsidiaries of Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via Industries) approximately $900 of HOMI's debts and approximately $3,200 of the subsidiaries’ debts, the Purchasers acquired HOMI Industries, with all of such subsidiaries and debt.

The Purchasers and Industries also agreed to indemnify HOMI in respect of certain liabilities.

The agreement was approved by the holders of a majority of HOMI’s issued and outstanding shares that were not held directly or beneficially by the Purchasers, pursuant to shareholder resolutions dated April 1, 2014. On April 9, 2014, a preliminary information statement was submitted to SEC. On August 7, 2014 the definitive information statement was declared effective.

Since the closing of that agreement, HOMI’s Board of Directors has been considering other possible business opportunities.

c.	Industries took upon itself the Company’s liabilities as of September 30, 2014. Final reconciliation between the Company, Industries and current shareholders is to be completed after balance sheet date.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's Form 10-K filed March 31, 2014.

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

HOTEL OUTSOURCE MANAGEMENT

INTERNATIONAL, INC. AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars in thousands

e.	Exchange rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates and the Consumer Price Index ("CPI") in Israel:

	September 30,	December 31,
	2014	2013
New Israeli Shekel (NIS)	$0.271	$0.288
Euro (EU)	$1.262	$1.377
Australian Dollar (AU$)	$0.873	$0.894
Pound Sterling (GBP)	$1.622	$1.654
Canadian Dollar (CAN$)	$0.892	$0.940
Consumer Price Index ("CPI")*	124.57	124.45

	Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange and the Consumer Price Index ("CPI") in Israel:	2014	2013
NIS	(6.06%)	5.2%
EU	(8.35%)	2.4%
AU$	(2.35%)	(11.1%)
GBP	(1.93%)	0%
CAN$	(5.1%)	(7.6%)
Consumer Price Index ("CPI")	0%	2.0%

*Based on the year 2002 average rate.

NOTE 3:-	RELATED PARTIES TRANSACTIONS

During the nine months ended June 30, 2014 and 2013, the Company incurred various related parties expenses as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Directors' fees and liability insurance	-	8	11	25
Consulting and management fees	-	123	122	360
Financial expenses	-	9	52	61
Benefit reduction for loan	-	47	-	56

	-	187	185	502

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2014 and our results of operations for the three months ended September 30, 2013 and 2014. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our December 31, 2013 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2014 and 2013.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2013 the Company’s balance sheet includes $3,847,000 of fixed assets, net.  As of September 30, 2014, our balance sheet included $0 of fixed assets net. The Company has completed its impairment test for the nine months ended September 30, 2014 and has concluded that no impairment write-off is necessary.

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

OVERVIEW

Until recently, Hotel Outsource Management International, Inc. (“HOMI”) was a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. In addition, we manufacture and install our own proprietary computerized minibar, the HOMI® 330 and HOMI® 226.

HOMI served as a holding company for several subsidiaries which market and operate computerized minibars in hotels located in the United States, Canada, Europe and Israel. HOMI was incorporated in Delaware on November 9, 2000 under the name Benjamin Acquisitions, Inc.

Our core activities focused on manufacturing, operating, servicing and sales and marketing of computerized minibars located in upscale hotels throughout the world.

On March 25, 2014, HOMI entered into an agreement with HOMI Industries Ltd., a subsidiary of HOMI (“Industries”), Daniel Cohen (“Cohen”) and Moise Laurent Elkrief (“Elkrief”). Cohen was at that time the President, a Director and a shareholder of HOMI. Elkrief was the beneficial owner of the HOMI shares which were held in the name of Tomwood Limited, which was the majority shareholder of HOMI. Pursuant to the agreement, which closed on September 5, 2014, there was a restructuring of HOMI’s subsidiaries such that all of its operational subsidiaries, namely, HOMI Israel Ltd., HOMI UK Limited, HOMI USA, Inc., HOMI Canada Inc. and HOMI Florida, LLC, became wholly owned subsidiaries of Industries. In return for payment of $1.00 (one US Dollar) and in return for assuming (via Industries) approximately $900,000 of HOMI's debts and approximately $3,200,000 of the subsidiaries’ debts, Elkrief and Cohen acquired HOMI Industries, with all of such subsidiaries and debt.

Elkrief and Cohen and Industries also agreed to indemnify HOMI in respect of certain liabilities.

This agreement was approved by the holders of a majority of HOMI’s issued and outstanding shares that were not held directly or beneficially by the Elkrief or Cohen, pursuant to shareholder resolutions dated April 1, 2014. On April 9, 2014, a preliminary information statement was submitted to SEC, and on August 7, 2014 the definitive information statement was declared effective. The transaction closed on September 5, 2014.

Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 to February 2011 under the symbol "HOUM.OB."  It is currently listed on the OTCQB under the symbol HOUM.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013.

REVENUES

For the three months ended September 30, 2014 and 2013, HOMI had revenues of $0 and $754,000, respectively, a decrease of 100%. These revenues arose primarily from the sale of refreshments in the minibars. The decrease is due to the sale of HOMI’s assets and liabilities as described herein.

For the three months ended September 30, 2013, our three largest customers accounted for approximately 24.49 % of our total revenues.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $92,000 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014, a decrease of $92,000 or 100%, due to the sale of HOMI’s assets and liabilities.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2013 and 2014 were $550,000 and $0, respectively, a decrease of $550,000 or 100% due to the transfer of HOMI’s assets and liabilities.

Depreciation expense for the three months ended September 30, 2013 and 2014 approximated $112,000 and $0, respectively, a decrease of $112,000 or 100%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized Minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the three months ended September 30, 2013 were $10,000, and $0 for the three months ended September 30, 2014.

General and Administrative expenses were $365,000 for the three months ended September 30, 2013 and $36,000 for the three months ended September 30, 2014.

Selling and Marketing expenses decreased from $97,000 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014.

FINANCIAL INCOME (EXPENSES)

For the three months ended September 30, 2013 we had financial income (net) of $ 14,000, and for the three months ending September 30, 2014, we had financial income (net) of $0.

OTHER EXPENSES

For the three months ended September 30, 2013 we had other expenses of $6,000, and for the three months ended September 30, 2014, we had other income of $46,000.

NET LOSS

For the three months ended September 30, 2013 we had net loss of $419,000, and for the three months ended September 30, 2014, we had net profit of $10,000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

REVENUES

For the nine months ended September 30, 2014 and 2013, HOMI had revenues of $1,463,000 and $2,501,000, respectively, an decrease of $1,038,000 or 41.5%.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, decreased from $ 753,000 for the nine months ended September 30, 2013 to $456,000, for the nine months ended September 30, 2014, a decrease of $297,000. Gross profit margin, before consideration of depreciation expense, increased from 30.1 % to 31.2%..

Gross profit, after consideration of depreciation expenses, decreased from $364,000 for the nine months ended September 30, 2013 to $ 228,000 for the nine months ended September 30, 2014, a decrease of $136,000.  Gross profit margin increased from 14.6% to 15.6%.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expenses, for the nine months ended September 30, 2013 and 2014 were $1,748,000 and $1,007,000, respectively, a decrease $741,000 or 42.4%.

Depreciation expenses for the nine months ended September 30, 2013 and 2014 approximated $389,000 and $228,000, respectively, a decrease of $ 161,000, or 41.4%. As a percentage of revenues, depreciation expense remained the same for both periods at 15.6%.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

During 2006, HOMI commenced its own research and development program aimed at the development of a new range of products. The  HOMI® 336, a novel, computerized minibar system designed to increase the accuracy of automatic billing, was the first of the new range of products, the research and development of which, was completed in 2007. The HOMI ® 336 was discontinued and replaced by the HOMI® 330 in 2009. The research and development of an additional product, the HOMI® 226 Minibar, was completed in 2012.  Production of HOMI® 226 began in 2012. Total research and development expenses for the nine months ended September 30, 2013 were $ 39,000 and $0 for the nine months ended September 30, 2014.

General and Administrative expenses decreased from $1,017,000 for the nine months ended September 30 2013 to $669,000 for the nine months ended September 30, 2014, a decrease of $348,000, or 34.2%.  As a percentage of revenues, general and administrative expenses increased from 40.7 to 45.7%.

Selling and Marketing expenses decreased from $267,000 for the nine months ended September 30, 2013 to $80,000 for the nine months ended September 30, 2014, a decrease of $187,000 or 70%.

FINANCIAL INCOME (EXPENSES)

For the nine months ended September 30, 2013 and 2014 we had financial expenses (net) of $193,000 and $91,000, respectively.

OTHER EXPENSES

For the nine months ended September 30, 2013 we had other expenses of $80,000 and for the nine months ended September 30, 2014, we had other income of $72,000. The expenses incurred during this 2013 nine month period are mainly due to the dismantling of minibars from three hotels in the United States following the expiration of the outsource operation agreements for these hotels.

NET LOSS

As a result of the above, for the nine months ended September 30, 2013 we had net loss of $1,288,000 and for the nine months ended September 30, 2014, we had a net loss of $563,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2014 of $14,694,000. During the nine months ended September 30, 2014, we had net loss of $563,000.

Our financing activities resulted in cash of approximately $698,000 during the nine months ended September 30, 2014.

On September 30, 2014, we had long term liabilities of approximately $0.

At September 30, 2014, HOMI had $0 in cash.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

Item 4.	CONTROLS AND PROCEDURES

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
None.

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

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

Dated: November 18, 2014	By:	/s/ Avraham Bahry
	Name:	Avraham Bahry
	Title:	President, Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer)

