Form 10-K
period 2014-12-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2015-08-27
CIK 1174814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                   ] to [                   ]

Commission file number 000-50306

GOLD BILLION GROUP HOLDINGS LIMITED
(Exact Name of Registrant as Specified in its charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 852-59331214

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	Registered
0	0

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)   ☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☒ No.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2014, the last business day of the registrant's most recently completed year.

2,949,484 x 0.15 = $442,422.6

(1)	Average of bid and ask closing prices on December 31, 2014.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

2,949,484 common shares issued and outstanding as of August 21, 2015

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No ☒

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

2014 FORM 10-K ANNUAL REPORT

FORM 10-K

HOTEL OUTSOURCE MANAGEMENT INTERNATIONAL, INC.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

General

Corporate History

Hotel Outsource Management International, Inc., a Delaware corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of such operations. During September, 2014, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity. The Company was originally incorporated on November 9, 2000 under the name Benjamin Acquisitions, Inc. On February 7, 2002, the Company changed its name to Hotel Outsource Management International, Inc. The Company originally focused primarily on manufacturing, operating and marketing computerized minibars installed in upscale hotels throughout the world. On November 25, 2014, another change of control of the Company occurred when the Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and RichCorp Holdings, Ltd., a Samoa corporation, as Buyers, pursuant to which the Buyers purchased from the Sellers a total of 2, 308,343 shares of common stock in the Company.  Subsequent to the end of the period covered by this report, on July 29, 2015 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Gold Billion Group Holdings Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

ITEM 1A:	RISK FACTORS

1.  We depend on key personnel, the loss of whom could adversely affect our ability to obtain financing for maintaining going concern.

Our ability to obtain further financing for maintaining our going concern status is substantially dependent on the performance of our president, Mr Eddy Kok.

2. We will need, and may be unable to obtain additional financing.

We will need to finance our operations by advance from the majority shareholders. In case our shareholders are unable to provide additional financing, we may need to obtain funding from other sources. There can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our operations or respond to competitive pressures. Any such inability could adversely affect our ability to be a going concern and to prevent us from growing.

3. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our stock.

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

During the years ended December 31, 2013 and December 31, 2014, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as of December 31, 2014, management has concluded that its disclosure controls and procedures are effective.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:	PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Mr Kok Seng Yeap, the Company’s officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business.  Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor have we formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

ITEM 3:	LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4:	[REMOVED AND RESERVED]

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2014, HOMI has 2,949,484 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2014.

Our common stock is listed on the OTC QB under the symbol "HOUM.PK."

		High	Low
2013	First Quarter	$1.00	$1.00
	Second Quarter	$1.00	$1.00
	Third Quarter	$1.00	$0.50
	Fourth Quarter	$0.80	$0.50

2014	First Quarter	$0.50	$0.10
	Second Quarter	$0.10	$0.10
	Third Quarter	$0.10	$0.10
	Fourth Quarter	$0.58	$0.15

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2014. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2013.

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

Corporate History

Hotel Outsource Management International, Inc., a Delaware corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of such operations. During September, 2014, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity. The Company was originally incorporated on November 9, 2000 under the name Benjamin Acquisitions, Inc. On February 7, 2002, the Company changed its name to Hotel Outsource Management International, Inc. The Company originally focused primarily on manufacturing, operating and marketing computerized minibars installed in upscale hotels throughout the world. On November 25, 2014, another change of control of the Company occurred when the Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and RichCorp Holdings, Ltd., a Samoa corporation, as Buyers, pursuant to which the Buyers purchased from the Sellers a total of 2, 308,343 shares of common stock in the Company. Subsequent to the filing of this report, on July 29, 2015 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Gold Billion Group Holdings Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

Plan of Operations

Overview:

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid from our available working capital.

During the next 12 months we anticipate incurring costs related to:

(1)

filing of Exchange Act reports, and

(2)

costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of currently available funds, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 to February 2011 under the symbol "HOUM.OB."  It is currently listed on the OTCQB under the symbol HOUM.PK.

RESULTS OF OPERATIONS FOR HOMI

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013.

Revenues

For the years ended December 31, 2014 and 2013, HOMI had revenues of $1,463,000 and $3,338,000 , respectively, an decrease of $1,875,000  or 56%. These revenues come mainly from the sale of products in the minibars. According to our agreements with hotels in which we conduct our outsource programs, the hotels, which collect the revenues generated from our minibars, deduct their portion of the revenues before distributing the remainder to us. All of the subsidiaries of the Group have been disposed of on September 5, 2014, leading to the significant drop in revenue.

Gross Profit

Gross profit decreased from $540,000 to $228,000, a decrease of $312,000 or by 58% for the years ended December 31, 2013 and 2014, respectively.

As a percentage of revenues, gross profit for the years mentioned above was 15.6% and 16.3 % for the years ended December 31, 2014 and 2013, respectively.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2013 and 2014 were $2,270,000 and $1,007,000 respectively, a decrease of $1,263 or 56%. As a percentage of gross revenues, costs of revenues, before consideration of depreciation expense, increased, from 68% in 2013 to 69% in 2014. This decrease in cost of revenues is mainly due to the current economic situation which does not allow us to increase the prices of the products offered in the minibars, although there was an increase in the purchase price of such products. Also, all of the subsidiaries of the Group have been disposed of on September 5, 2014, adding to the significant drop in cost of revenue.

Depreciation expense for the years ended December 31, 2013 and 2014 was $528,000 and $228,000, respectively, a decrease of $300, or 57%.  A quantity of our old minibars installed has already reached the end of their depreciation period. Also, all of the subsidiaries of the Group have been disposed of on September 5, 2014, adding to the significant drop in depreciation.

Operating Expenses

General and administrative expenses decreased from $1,392,000 to $696,000, a decrease of $696,000, or 50% for the years ended December 2013 and 2014. As a percentage of revenues, general and administrative expenses increase from 41.7% to 47.6% .  This increase in expenses is mainly due to the disposal of all the subsidiaries of the Group on September 5, 2014.

Selling and Marketing expenses decreased from $387,000 to $80,000, a decrease of $307,000 , or 79%, primarily as a result of the disposal of all operating subsidiaries on September 5, 2014..

Net Loss

As a result of the above, we finished 2014 with a net loss of $590,000 compared to a net loss of $1,781,000 in 2013.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2013 of $14,131,000 and $14,721,000 as of December 31, 2014. During the year ended December 31, 2013 we incurred a net loss of $1,781,000. During the year ended December 31, 2014, we incurred a net loss of $590,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $698,000 in 2014.  In 2014 HOMI used $811,000 for operating activities and $32,000 for investing.

All of the subsidiaries have been disposed of on September 5, 2014. On December 31, 2014 HOMI had no long term debt.

Off Balance Sheet Arrangements

HOMI has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2014 AND 2013

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2 – F-3

Statements of Comprehensive Loss	F-4

Statement of Changes in Shareholders' Equity	F-5

Statements of Cash Flows	F-6 – F-7

Notes to the Financial Statements	F-8 F-14

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal Code: 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Gold Billion Group Holdings Limited

We have audited the accompanying balance sheets of Gold Billion Group Holdings Limited (the “Company”) as of December 31, 2014 and 2013 and the related statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a "going concern". As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as "going concern". Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

August 27, 2015

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT DECEMBER 31, 2014

US Dollars in thousands

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	81
Short-term bank deposits	-	47
Trade receivables	-	444
Other accounts receivable	-	66
Inventories	-	283

TOTAL CURRENT ASSETS	-	921

PROPERTY AND EQUIPMENT, NET:

Minibars and related equipment	-	3,817
Other property and equipment	-	30

	-	3,847

OTHER ASSETS:

Deferred expenses, net	-	3
Intangible assets	-	41

	-	44

TOTAL ASSETS	-	4,812

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT DECEMBER 31, 2014

US Dollars in thousands (except share data)

		December 31,
	Note	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term loans from related parties		-	100
Current maturities of long-term loans from others		-	446
Trade payables		-	818
Accrued expenses and other current liabilities		27	598

TOTAL CURRENT LIABILITIES		27	1,962

LONG-TERM LIABILITIES:

Long-term loans from related parties, net of current maturities		-	675
Long-term loans from others, net of current maturities		-	1,516
Accrued severance pay, net		-	78

TOTAL LONG-TERM LIABILITIES		-	2,269

COMMITMENTS, CONTINGENT LIABILITIES, LIENS AND COVENANTS		-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2014 and 2013;		-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of December 31, 2014 and 1,999,506 as of December 31, 2013.		3	3
Additional paid-in capital		13,277	13,221
Capital Reserve		1,414	1,414
Accumulated other comprehensive income		-	74
Accumulated deficit		(14,721)	(14,131)

TOTAL SHAREHOLDERS' EQUITY		(27)	581

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		-	4,812

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	Year ended December 31,
	2014	2013

Revenues	1,463	3,338

Cost of revenues:

Depreciation	(228)	(528)

Other	(1,007)	(2,270)

Gross profit	228	540

Operating expenses:

Research and development	(23)	(75)

Selling and marketing	(80)	(387)

General and administrative	(696)	(1,392)

Operating loss	(571)	(1,314)

Financial expenses and foreign currency translation, net	(91)	(222)

Other income/(expenses)	72	(189)

Benefit Reduction for Loans	-	(56)

Net Loss	(590)	(1,781)

Basic and diluted net loss per share	(0.02)	(0.80)
Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	2,237,001

Other Comprehensive Loss:

Net Loss	(590)	(1,781)

Foreign currency translation adjustments	(74)	53

Comprehensive Loss	(664)	(1,728)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Capital reserve	Accumulated other comprehensive income	Accumulated deficit	Total

Balance as of December 31, 2013	2,949,484	3	13,221	1,414	74	(14,131)	581
Foreign currency translation adjustments	-	-	56	-	(74)	-	(18)

Loss for the year	-	-	-	-		(590)	(590)

Balance as of December 31, 2014	2,949,484	3	13,277	1,414	-	(14,721)	(27)

  The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(590)	(1,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss	-	167
Depreciation and amortization	234	545
Increase in accrued severance pay, net	4	32
Interest and linkage differences in regard to shareholders and subsidiaries	27	50
Benefit component		56
Changes in assets and liabilities:
Decrease in inventories	(11)	64
Decrease (increase) in trade receivables	(109)	10
Increase in related parties	(4)	35
Decrease in other accounts receivable	(29)	2
Increase (decrease) in trade payables	(133)	14
Increase in accrued expenses and other current liabilities	(200)	45

Net cash used in operating activities	(811)	(761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and production of property and equipment	237	(700)
Proceeds from sales of property and equipment	(201)	366
Short-term bank deposits, net	14	-
Proceeds from sale of investments in previously consolidated subsidiaries	(18)	(21)

Net cash used in investing activities	(32)	(355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	28	436
Proceeds from long-term loans from others, net	670	566

Net cash provided by financing activities	698	1,002

Effect of exchange rate changes on cash and cash equivalents	-	-
Decrease in cash and cash equivalents	(81)	(114)
Cash and cash equivalents at the beginning of the year	81	195
Cash and cash equivalents at the end of the year	-	81

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

Appendix A -
Supplemental disclosure of non-cash investing and financing activities and cash flow information:	Year ended December 31,
	2014	2013

Cash paid during the year for interest	-	108

Acquisition of property and equipment on short-term credit	-	241

Receivables in regard to property and equipment	-	89

Conversion of loans into shares	-	950

The accompanying notes are an integral part of the consolidated financial statements.

\

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

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

On September 5, 2014, all subsidiaries were disposed of.

b.

As of December 31, 2014, the Company had no cash.  The Company continues to incur losses ($590,000 in 2014) and has a negative cash flow from operations amounting to approximately $811,000 in 2014.

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

On November 25, 2014 The Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and RichCorp Holdings Ltd., a Samoa corporation, as Buyer, pursuant to which the Buyer purchased from the Sellers a total of 2,308,343 shares of common stock in the Company.  The parties closed the transaction contemplated in the Stock Purchase Agreement on November 25, 2014.

The Shares represent approximately 78.3% of the Company’s issued and outstanding common stock, and as a result, the transaction resulted in a change of control of the Company. Dato’ Eddy Kok Seng Yeap owns 100% of the issued and outstanding common stock of RichCorp Holdings Ltd., and may be deemed to be the beneficial owner of the Shares purchased by RichCorp Holdings Ltd.

In conjunction with the share purchase transaction between the Sellers and the Buyer, on November 25, 2014, Mr. Avraham Bahry, the Registrant’s sole officer and director, resigned from his respective positions as the President, Chief Executive Officer and Chief Financial Officer of the Company.  His resignation was not due to a disagreement with the Company. Mr. Bahry did not resign his position as a member of the board of directors.

On November 25, 2014, the board of directors of the Company appointed Dato’ Eddy Kok Seng Yeap as both a director and as the President, Chief Executive Officer and Chief Financial Officer of the Company.  Dato’ Eddy Kok Seng Yeap does not have any employment agreements with the Company.

On July 29, 2015 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Gold Billion Group Holdings Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

As permitted by the Delaware General Corporation Law Title 8, Section 251(f), the sole purpose of the Merger was to effect a change of the Company's name from Hotel Outsource Management International, Inc. to Gold Billion Group Holdings Limited. Upon the filing of the Certificate of Merger (the "Certificate of Merger") with the Secretary of State of Delaware on July 30, 2015 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

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

b.

Financial statements in U.S. dollars:

Prior to the disposal of all the subsidiaries on September 5, 2014, the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (hereinafter: "dollar"); thus, the dollar is the functional currency of the Company.

The Company's transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

c.	Cash and cash equivalents: The Company considers all highly liquid investments originally purchased with maturities of three months or less at the date acquired to be cash equivalents.

d.

Short-term bank deposits:

The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits. Short-term deposits are presented at cost, including accrued interest.

e.	Inventory:

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow moving items. Cost is determined using the "first-in, first-out" method. Inventories are composed of the food products.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

f.	Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

g.	Other assets:

1.	Intangible assets - Intellectual properties registered in several countries worldwide are capitalized and are amortized over the life span of the asset (twenty years).

2.	Deferred expenses represent loan acquisition costs arising from the long-term loan originated in 2005 and convertible notes payable issued in 2007 and 2006. See Note 7c (1).

h.

Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2014, management believes that all of the Company’s long-lived assets are recoverable.

i.

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

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

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

To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2014 and 2013.

j.

Research and Development costs:

Research and Development costs are charged to the statement of operations as incurred. Costs and acquisitions related to pre-production, production support, tools and molds are charged to property and equipment.

k.

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

l..	Severance pay: The Company's liability for severance pay is calculated pursuant to the local law applicable in certain countries where the Company operates.

m.

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

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

m.	Concentrations of Credit Risk and Fair Value of Financial Instruments (cont.):

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

n.	Basic Net Loss per Share: Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year.

o.	Exchange rates: Exchange and linkage differences are charged or credited to operations as incurred.

p.	Selling and Marketing Costs: Selling and marketing costs are charged to the statements of operations as incurred.

q.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE

	December 31,
	2014	2013
Prepayment and others	-	57
Government authorities	-	9
Receivables in regard to property and equipment	-	-
	-	66

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2014	2013
Cost:
Minibars	-	5,500
Production equipment and parts	-	479
Computers and electronic equipment	-	122
Office furniture, equipment and other	-	31
	-	6,132
Accumulated depreciation:
Minibars	-	2,162
Computers and electronic equipment	-	120
Office furniture, equipment and other	-	3
	-	2,285

Depreciated cost	-	3,847

NOTE 5:-	OTHER ASSETS

	December 31,
	2014	2013
a. Intangible assets-
Intellectual property	-	41

b. Deferred expenses -
Cost	-	116
Accumulated amortization	-	(113)
		3

	-	44

NOTE 6:-	LOANS FROM RELATED PARTIES

a.	Composed as follows:

	December 31,
	2014	2013*
Long- term liability	-	675
Current maturities of long- term liability	-	100
	-	775

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 7:-	LONG-TERM LOANS FROM OTHERS

	December 31,
	2014	2013*
Long- term liability	-	1,516
Current maturities of long-term liability	-	446
	-	1,962

NOTE 8:-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2014	2013
Accrued expenses	27	313
Employees and payroll accruals	-	208
Government authorities	-	43
Other	-	30
Related parties	-	4
Advances from customer	-	-
	27	598

NOTE 9:-	SHAREHOLDERS’ EQUITY

a.

Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared. Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

There were no issue of common stock during the year.

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

During the year ending December 31, 2014, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2014, management had performed the examination with regard to all of the Company’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2014, management has concluded that internal control over financial reporting is effective.

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

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2014 are set forth in the table below. Each of the directors of HOMI will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Kok Seng Yeap (1)	40	Director, President, CEO, CFO
Avraham Bahry (2)	70

(1)	Mr. Kok Seng Yeap was appointed as Director, President, CEO and CFO on November 25, 2014.
(2)	Mr. Avraham Bahry resigned as President, CEO and CFO effective November 25, 2014. He resigned as Director on December 22, 2014

Biographies

Dato’ Kok Seng Yeap Eddy - aged 40, is a Malaysian and is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Eddy has also completed the Legal Professional Will Writing Course with Rockwills Sdn Bhd, Malaysia. He is currently Managing Director of NobleCorp Asset Management Ltd. (“NobleCorp”) which is set up in May 2014 for venturing into the Asset Management Field. NobleCorp is holding approximately 10.7% of the issued capital of Kung Fu Dragon Group Limited (Formerly “PMI Construction Group”), a company traded on OTCQB market. Eddy is also a director of PMI Construction Group. Prior to founding NobleCorp, Eddy was the director and shareholder of several private and public companies in Malaysia, Singapore, Macau, Indonesia, Hong Kong and China, including Kingsburg Holdings Limited. Currently, Eddy is venturing into his own businesses, including asset management, risk management services, alternative insurance services, healthcare research and fruit plantation projects.

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to HOMI's board of directors.

Audit Committee Financial Expert

As of December 31, 2014, the Company has no audit committee.

ITEM 11:	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kok Seng	2014	-	-	-	-	-	-	-	-
Yeap

Avraham	2014	-	-	-	-	-	-	-	-
Bahry

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Kok Seng Yeap	$-	-	-	-	-	-	$-

Avraham Bahry	$-	-	-	-	-	-	$-

Compensation Committee

Currently, the Company does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of December 31, 2014, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned

Kok Seng Yeap (1) Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	1,177,254	39.9%

All officers and directors as a group(	1,177,254	39.9%

(1)

RichCorp Holdings Ltd. (“RichCorp”) owns 2,308,343 shares of the shares of common stock of the Issuer. Mr. Kok Seng Yeap Eddy owns 51% of the equity of RichCorp and may be deemed to individually beneficially own 1,177,254 shares of the shares of common stock of the Issuer owned by RichCorp. The other 49% interest of RichCorp is owned by Alpha Dynasty Limited, a Seychelles Corporation. All the issued share capital of Alpha Dynasty Limited is equally held beneficially by12 individuals whose individual effective shareholding of the Issuer are below 5%.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Audit Fees

The aggregate fees billed for the year ended December 31, 2013 for professional services rendered by Barzily & Company for the audit of the December 31, 2013 financial statements approximated $ 31,500. The aggregate fees billed for the year ended December 31, 2014 for professional services rendered by JTC Fairsong Firm for the audit of the December 31, 2014 financial statements approximated $6,000.

All services provided by independent accountants were approved by the audit committee of HOMI. Other than income tax preparation, Barzily and Company does not provide any non-audit services to the Company.

Audit Related Fees

In 2013 and 2014, we paid $ 9,000 and $9,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2013 and 2014 we paid, $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2013 and 2014, we paid $0, for other products and services.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this 10K report to be signed on its behalf by the undersigned, thereto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: August 27, 2015	By:	/s/ Kok Seng Yeap Eddy
Kok Seng Yeap Eddy, President

In accordance with the requirements of the Exchange Act, this 10K report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kok Seng Yeap Eddy
Kok Seng Yeap Eddy, President, Principal Executive Officer, Principal Financial Officer and Director
Dated:	August 27, 2015