Form 10-Q
period 2015-03-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2015-08-27
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

Commission File No.  000-50306

GOLD BILLION GROUP HOLDINGS LIMITED

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

Brumby Centre, Lot 42,

Jalan Muhibbah, 87000,

Labuan F.T., Malaysia

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 852-59331214

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 2,949,484 as of August 21, 2015.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2015

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2015 and December 31, 2014	2

Statements of Comprehensive Loss -
Three months ended March 31, 2015 and 2014	3

Statements of Cash Flows -
Three months ended March 31, 2015 and 2014	4

Notes to Financial Statements	5-6

2

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT MARCH 31, 2015

US Dollars in thousands

	March 31,	December
	2015	31, 2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	-

TOTAL CURRENT ASSETS	-	-

PROPERTY AND EQUIPMENT	-	-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to related parties	-	-
Accrued expenses and other current liabilities	47	27

TOTAL CURRENT LIABILITIES	47	27

LONG-TERM LIABILITIES:	-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2015 and December 31, 2014;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	3	3
Additional paid-in capital	13,277	13,277
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	-	-
Accumulated deficit	(14,741)	(14,721)

TOTAL SHAREHOLDERS' EQUITY	(47)	(27)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

		Three Month ended March 31,
	Note	2015	2014

Revenues		-	642

Cost of revenues:

Depreciation		-	(114)

Other		-	(427)

Gross profit		-	101

Operating expenses:

Research and development		-	(11)

Selling and marketing		-	(41)

General and administrative		20	(375)

Operating loss		(20)	(326)

Financial expenses and foreign currency translation, net		-	(59)

Other expenses		-	-

Net Loss		(20)	(385)

Basic and diluted net loss per share		(0.00)	(0.13)
Weighted average number of shares used in computing basic and diluted loss per share		2,949,484	2,949,484

Other Comprehensive Loss:

Net Loss		(20)	(385)

Foreign currency translation adjustments		-	(2)

Comprehensive Loss		(20)	(387)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

	3 month ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	20	385
Adjustments to reconcile net loss to net cash used in operating activities:
Capital loss
Depreciation and amortization	-	116
Increase in accrued severance pay, net	-	(2)
Interest and linkage differences in regard to shareholders and subsidiaries	-	(5)
Benefit component
Changes in assets and liabilities:
Decrease in inventories	-	17
Decrease (increase) in trade receivables	-	120
Increase in related parties	-	13
Decrease in other accounts receivable	-	(47)
Increase in accrued expenses and other current liabilities	(20)	(48)

Net cash used in operating activities	-	(221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and production of property and equipment	-	7
Proceeds from sales of property and equipment	-	(214)

Net cash used in investing activities	-	(207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	-	600
Payment of long term loan to related parties	-	(26)
Proceeds from long-term loans from others, net	-	(83)

Net cash provided by financing activities	-	491

Effect of exchange rate changes on cash and cash equivalents	-	63
Decrease in cash and cash equivalents
Cash and cash equivalents at the beginning of the year	-	81
Cash and cash equivalents at the end of the year	-	144

Supplemental disclosure of non-cash investing and financing activities and cash flow information:	3 month ended March 31,
	2015	2014

Cash paid during the year for interest	-	-

Acquisition of property and equipment on short-term credit	-	-

Receivables in regard to property and equipment	-	-

Conversion of loans into shares	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.

Gold Billion Group Holdings Limited was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc. and its subsidiaries are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.. On September 5, 2014, all the subsidiaries have been disposed of.

b.

As of March 31, 2015, the Company had no cash.

 The Company continues to incur losses ($20) in the three months ended March 31, 2015 and has a negative cash flow from operations amounting to approximately $221 for this period. In order to implement the Company's basic business plan for completion of the installation of additional minibars, the Company will need additional funds.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's Form 10-K filed.

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

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (con.)

c.

Financial Statements in US dollars

Prior to the disposal of all the subsidiaries on September 5, 2014, the majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

Prior to the disposal of all the subsidiaries on September 5, 2014, the financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The translation differences are attributed to the capital reserve from translation differences.

d.

Concentrations of Credit Risk and Fair Value of Financial Instruments

Prior to the disposal of all the subsidiaries on September 5, 2014, the financial instruments of the Company consist mainly of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, short-term bank credit, trade payables, other accounts payable and notes payable to shareholders and others.

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

e.

Foreign Exchange

Exchange and linkage differences are charged or credited to operations as incurred.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2015 and our results of operations for the three months ended March 31, 2014 and March 31, 2015. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Prior to the disposal of all the subsidiaries on September 5, 2014, revenues from product sales derived from outsource activity under the exclusive long-term revenue sharing agreements with hotels, net of the hotel’s portion, and revenues from disposal of minibars are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") and SAB No. 104 when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable and collectibles is probable. Revenues from sales of minibars are recognized in compliance with the conditions designated in SAB No. 104, as mentioned above. Sales of minibars that are classified as refinancing arrangements are shown as long-term loans to be repaid in accordance with terms of the agreement as required in FAS 13 "Accounting for Leases".

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of December 31, 2014, there is no fixed assets in the Company’s balance sheet.

Financial Statements in US dollars:

Prior to the disposal of all the subsidiaries on September 5, 2014, the majority of the Company's sales are in U.S. dollars or in dollar linked currencies. In addition, the majority of our financing is received in U.S. dollars. Accordingly, we have determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

OVERVIEW

Hotel Outsource Management International, Inc., a Delaware corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of such operations. During September, 2014, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid from our available working capital

We believe we will be able to meet these costs through use of currently available funds, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013.

REVENUE

For the three months ended March 31, 2015, the Company had no revenues whereas for the three months ended March 31, 2014, revenue was $642,000. The drop was 100% decrease because after the disposal of all subsidiaries on September 5, 2014 the Company became dormant.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2014 were $427,000. For the three months ended March 31, 2015, the Company became dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, was $101,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Company became dormant.

 NET LOSS

As a result of the above, for the three months ended March 31, 2014, we had a net loss of $387,000. For the three months ended March 31, 2015, the Company became dormant and the net loss of $20,000 which were all accrued professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2015 of $47,000. During the three months ended March 31, 2015, we had net loss of $20,000.

OFF BALANCE SHEET ARRANGEMENTS

HOMI has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

To the best of our knowledge, as of the date hereof, there are no material pending or threatened legal proceedings to which the Company is a party, or of which any of our property is subject.

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, there were no sales of unregistered equity securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  [Removed and Reserved].

Item 5.   OTHER INFORMATION

None.

Item 6 .  EXHIBITS

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

Certification of HOMI’s Chief Financial Officer  and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: August 27, 2015	By:	/s/ Kok Seng Yeap
	Name:	Kok Seng Yeap
	Title:	President
(Principal Executive Officer)