Form 10-Q
period 2015-06-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2015-08-27
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

AS OF

March 31, 2015

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
June 30, 2015 and December 31, 2014	2

Statements of Comprehensive Loss -
Three months ended June 30, 2015 and 2014 and Six months ended June 30, 2015 and 2014	3

Statements of Cash Flows -
Six months ended June 30, 2015 and 2014	4

Notes to Financial Statements	5-6

2

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT MARCH 31, 2015

US Dollars in thousands

	June 30,	December
	2015	31, 2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	-

TOTAL CURRENT ASSETS	-	-

PROPERTY AND EQUIPMENT	-	-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to related parties	-	-
Accrued expenses and other current liabilities	57	27

TOTAL CURRENT LIABILITIES	57	27

LONG-TERM LIABILITIES:	-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2015 and December 31, 2014;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	3	3
Additional paid-in capital	13,277	13,277
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	-	-
Accumulated deficit	(14,751)	(14,721)

TOTAL SHAREHOLDERS' EQUITY	(57)	(27)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

Revenues	-	821	-	1,463

Costs of revenues:
Depreciation	-	(114)	-	(228)
Other	-	(580)	-	(1,007)

Gross profit	-	127	-	228

Operating expenses:

Research and development	-	(12)	-	(23)

Selling and marketing	-	(39)	-	(80)

General and administrative	(10)	(258)	(30)	(633)

Operating loss	(10)	(182)	(30)	(508)

Financing expenses and foreign currency translation, net	-	(32)	-	(91)

Other expenses, net	-	26	-	(26)

Benefit reduction for loans	-	-	-	-

Net Loss	(10)	(188)	(30)	(573)

Basic and diluted net loss per share	(0.00)	(0.06)	(0.00)	(0.19)

Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	2,949,484	2,949,484	2,949,484

Other Comprehensive Loss:

Net Loss	(10)	(188)	(30)	(573)

Foreign currency translation adjustments	-	(25)	-	(27)

Comprehensive Loss	(10)	(213)	(30)	(600)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	(30)	(573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	234
Capital gain	-	-
Increase in accrued severance pay, net	-	4
Interest and linkage differences in regard to shareholders and subsidiaries	-	27
Benefit component	-	-
Changes in assets and liabilities:
Increase in inventories	-	(11)
Decrease (Increase) in trade receivables	-	(109)
Decrease in related parties	-	(4)
Increase in other accounts receivable	-	(51)
Increase (Decrease) in trade payables	-	(96)
Decrease in accrued expenses and other current liabilities	30	(229)

Net cash used in operating activities	-	(808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	237
Purchases and production of property and equipment	-	(201)
Short-term bank deposits, net	-	14

Net cash provided by investing activities	-	50

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	-	-
Proceeds from long term loans from others, net	-	28
Proceeds from long-term loans from shareholders, net	-	670

Net cash provided by financing activities	-	698

Effect of exchange rate changes on cash and cash equivalents	-	-
Decrease (Increase) in cash and cash equivalents	-	(60)
Cash and cash equivalents at the beginning of the period	-	81
Cash and cash equivalents at the end of the period	-	21

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

b.

As of June 30, 2015, the Company had no cash.

The Company continues to incur losses ($10,000) in the three months ended June 30, 2015 and has a negative cash flow from operations amounting to approximately $10,000 for this period. In order to implement the Company's basic business plan, the Company will need additional funds.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's Form 10-K filed.

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

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2015 and our results of operations for the three months ended June 30, 2014 and June 30, 2015. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of June 30, 2015 or June 30, 2014.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of June 30, 2015, there is no fixed assets in the Company’s balance sheet.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014.

REVENUE

For the three months ended June 30, 2015, the Company had no revenues whereas for the three months ended June 30, 2014, revenue was $821,000. The drop was 100% decrease because after the disposal of all subsidiaries on September 5, 2014 the Company became dormant.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2014 were $580,000. For the three months ended June 30, 2015, the Company became dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, was $127,000 for the three months ended June 30, 2014. For the three months ended June 30, 2015, the Company became dormant.

 NET LOSS

As a result of the above, for the three months ended June 30, 2014, we had a net loss of $213,000. For the three months ended June 30, 2015, the Company became dormant and the net loss of $10,000 which were all accrued professional fees.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014.

REVENUE

For the six months ended June 30, 2015, the Company had no revenues whereas for the six months ended June 30, 2014, revenue was $1,463,000. The drop was 100% decrease because after the disposal of all subsidiaries on September 5, 2014 the Company became dormant.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2014 were $1,007,000. For the six months ended June 30, 2015, the Company became dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, was $228,000 for the six months ended June 30, 2014. For the six months ended June 30, 2015, the Company became dormant.

NET LOSS

As a result of the above, for the six months ended June 30, 2014, we had a net loss of $600,000. For the six months ended June 30, 2015, the Company became dormant and the net loss of $30,000 which were all accrued professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2015 of $57,000 . During the six months ended June 30, 2015, we had net loss of $30,000.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, there were no sales of unregistered equity securities.

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