Form 10-Q
period 2015-09-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2016-02-24
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

Commission File No.  000-50306

GOLD BILLION GROUP HOLDINGS LIMITED

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

Room 1202A,12/F., Empire Center

68 Mody Road, Tsim Sha Tsui

Kowloon Hong Kong

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 852-59331214

Brumby Centre, Lot 42

Jalan Muhibbah 87000

Labuan F.T., Malaysia

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐ No ☒

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 2,949,484 as of February 19, 2016.

Item 1.

FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

SEPTEMBER 30, 2015

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets - September 30, 2015 and December 31, 2014	2

Statements of Comprehensive Loss - Three months ended September 30, 2015 and 2014 and Nine months ended September 30, 2015 and 2014	3

Statements of Cash Flows - Nine months ended September 30, 2015 and 2014	4

Notes to Financial Statements	5-6

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT SEPTEMBER 30, 2015

US Dollars in thousands

	September	December
	30, 2015	31, 2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	-

TOTAL CURRENT ASSETS	-	-

PROPERTY AND EQUIPMENT	-	-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to related parties	-	-
Accrued expenses and other current liabilities	63	27

TOTAL CURRENT LIABILITIES	63	27

LONG-TERM LIABILITIES:	-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2015 and December 31, 2014;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	3	3
Additional paid-in capital	13,277	13,277
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	-	-
Accumulated deficit	(14,757)	(14,721)

TOTAL SHAREHOLDERS' EQUITY	(63)	(27)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)

Revenues	-	-	-	1,463

Costs of revenues:
Depreciation	-	-	-	(228)
Other	-	-	-	(1,007)

Gross profit	-	-	-	228

Operating expenses:

Research and development	-	-	-	(23)

Selling and marketing	-	-	-	(80)

General and administrative	(6)	(36)	(36)	(669)

Operating loss	(6)	(36)	(36)	(544)

Financing expenses and foreign currency translation, net	-	-	-	(91)

Other expenses, net	-	46	-	72

Benefit reduction for loans	-	-	-	-

Net Loss	(6)	10	(36)	(563)

Basic and diluted net loss per share	(0.00)	0.00	(0.00)	(0.19)

Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	2,949,484	2,949,484	2,949,484

Other Comprehensive Loss:

Net Loss	(6)	10	(36)	(563)

Foreign currency translation adjustments	-	(47)	-	(74)

Comprehensive Loss	(6)	(37)	(36)	(637)

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	(36)	(563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	234
Increase in accrued severance pay, net	-	4
Interest and linkage differences in regard to shareholders and subsidiaries	-	27
Changes in assets and liabilities:
Increase in inventories	-	(11)
Decrease (Increase) in trade receivables	-	(109)
Decrease in related parties	-	(4)
Increase in other accounts receivable	-	(29)
Increase (Decrease) in trade payables	-	(133)
Decrease in accrued expenses and other current liabilities	36	(227)

Net cash used in operating activities	-	(811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in previously consolidated subsidiaries	-	(18)
Proceeds from sale of property and equipment	-	237
Purchases and production of property and equipment	-	(201)
Short-term bank deposits, net	-	14

Net cash provided by investing activities	-	32

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loans from others, net	-	28
Proceeds from long-term loans from shareholders, net	-	670

Net cash provided by financing activities	-	698

Effect of exchange rate changes on cash and cash equivalents	-	-
Decrease (Increase) in cash and cash equivalents	-	(81)
Cash and cash equivalents at the beginning of the period	-	81
Cash and cash equivalents at the end of the period	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1:- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a.

Gold Billion Group Holdings Limited was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc. and its subsidiaries are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada. On September 5, 2014, all the subsidiaries have been disposed of.  Effective as of July 30, 2015, the Company changed its name from Hotel Outsource Management International, Inc., to Gold Billion Group Holdings Limited. In conjunction with its name change, effective in the marketplace at the open of business on August 28, 2015, the Company’s trading symbol changed to “GBGH.”

b.

As of September 30, 2015, the Company had no cash.

The Company continues to incur losses ($6,000) in the three months ended September 30, 2015 and has a negative cash flow from operations amounting to approximately $10,000 for this period. In order to implement the Company's basic business plan, the Company will need additional funds.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's Form 10-K filed.

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

ITEM 2.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2015 and our results of operations for the three months ended September 30, 2014 and September 30, 2015. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our payment terms are normally net 15 to 30 days from invoicing. We evaluate our allowance for doubtful accounts on a regular basis through periodic reviews of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We perform ongoing credit evaluations of our customers and generally do not require collateral because (1) we believe we have certain collection measures in-place to limit the potential for significant losses, and (2) because of the nature of customers comprising our customer base. Accounts receivable are determined to be past due based on how recently payments have been received and bad debts are charged in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts. To date, we have not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that we have determined to be doubtful of collection. No allowance was deemed necessary as of September 30, 2015 or September 30, 2014.

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of September 30, 2015, there is no fixed assets in the Company’s balance sheet.

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

OVERVIEW

After the disposal of all the subsidiaries on September 5, 2014, the Company is a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments.

Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 to August 2015 under the symbol "HOUM". Effective as of July 30, 2015, the Company changed its name from Hotel Outsource Management International, Inc., to Gold Billion Group Holdings Limited. In conjunction with its name change, effective in the marketplace at the open of business on August 28, 2015, the Company’s trading symbol changed to “GBGH.”.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014.

REVENUE

For the three months ended September 30, 2015 and 2014, the Company had no revenues.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended September 30, 2015 and 2014, the Company has been dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, for the three months ended September 30, 2015 and 2014, the Company has been dormant.

 NET LOSS

As a result of the above, for the three months ended September 30, 2014, we had a net loss of $37,000. For the three months ended September 30, 2015, the Company became dormant and the net loss of $6,000 which were all accrued professional fees.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014.

REVENUE

For the nine months ended September 30, 2015, the Company had no revenues whereas for the nine months ended September 30, 2014, revenue was $1,463,000. The drop was 100% decrease because after the disposal of all subsidiaries on September 5, 2014 the Company became dormant.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the nine months ended September 30, 2014 were $1,007,000. For the nine months ended September 30, 2015, the Company became dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, was $228,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Company became dormant.

NET LOSS

As a result of the above, for the nine months ended September 30, 2014, we had a net loss of $637,000. For the nine months ended September 30, 2015, the Company became dormant and the net loss of $36,000 which were all accrued professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2015 of $63,000. During the nine months ended September 30, 2015, we had net loss of $36,000. The Company currently has no assets and will require capital in order to implement any new business plan and commence operations.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, there were no sales of unregistered equity securities.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Item 5.

OTHER INFORMATION

None.

Item 6 .

EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	SCH XBRL Schemae Document
101	INS XBRL Instance Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: February 22, 2016	By:	/s/ Kok Seng Yeap
	Name:	Kok Seng Yeap
	Title:	Principal Executive Officer