Form 10-K
period 2015-12-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2016-04-14
CIK 1174814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                   ] to [                   ]

Commission file number 000-50306

GOLD BILLION GROUP HOLDINGS LIMITED
(Exact Name of Registrant as Specified in its charter)

Delaware	13-4167393
(State of Incorporation)	(IRS Identification Number)

Room 1202A,12/F., Empire Center 68 Mody Road, Tsim Sha Tsui Kowloon Hong Kong	10005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 852-59331214

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	Registered
0	0

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)   o  Yes    x   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes o   No x

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes □ No □

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer or accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	o	Accelerated Filer	o

Non-Accelerated Filer	o	Smaller reporting Company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). x  Yes     o No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2015, the last business day of the registrant's most recently completed year: $160,285.

(1)	Average of bid and ask closing prices on December 31, 2015.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

18,949,484 common shares issued and outstanding as of April 8, 2016

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes  o    No x

GOLD BILLION GROUP HOLDINGS LIMITED

2015 FORM 10-K ANNUAL REPORT

FORM 10-K

GOLD BILLION GROUP HOLDINGS LIMITED

PART I

ITEM 1:  DESCRIPTION OF BUSINESS AND RECENT HISTORY

General

Gold Billion Group Holdings Limited used to be a service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. However, no business has been generated since 5 September 2014 when all the subsidiaries have been disposed of. The company became dormant and has remained so until the date of this report.

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

The Shares represent approximately 78.3% of the Company’s issued and outstanding common stock, and as a result, the transaction resulted in a change of control of the Company. Mr. Eddy Kok Seng Yeap owns 100% of the issued and outstanding common stock of RichCorp Holdings Ltd., and may be deemed to be the beneficial owner of the Shares purchased by RichCorp Holdings Ltd.

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

On November 25, 2014, the board of directors of the Company appointed Mr. Eddy Kok Seng Yeap as both a director and as the President, Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Eddy Kok Seng Yeap does not have any employment agreements with the Company.

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

As permitted by the Delaware General Corporation Law Title 8, Section 251(f), the sole purpose of the Merger was to effect a change of the Company's name from Gold Billion Group Holdings Limited to Gold Billion Group Holdings Limited. Upon the filing of the Certificate of Merger (the "Certificate of Merger") with the Secretary of State of Delaware on July 30, 2015 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

As at date of this report, the Company no longer owned any operations or any operational subsidiaries.

Operations

As of December 31, 2015, the Company has no operations

Intellectual Property

As of December 31, 2015, we hold no registered patents, trademarks, service marks or other registered intellectual property relating to our operations.

Employees

As of December 31, 2015, the Company does not have any employees.  Currently, the Company has 1 director only.  He is not receiving compensation for his service and the Company does not plan on paying any compensation to it director/officer.

Business Plan

Our current business plan is to seek and identify appropriate business opportunity for development of our new line of business. We have no capital and must depend on the resources of our shareholders to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Our sole director will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for business opportunity to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of our sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

-      Potential for future earnings and appreciation of value of securities;

-      Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-      Historical results of operation;

-      Liquidity and availability of capital resources;

-      Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

-      Strength and diversity of existing management or management prospects that are scheduled for recruitment;

-      Amount of debt and contingent liabilities; and

-      The products and/or services and marketing concepts of the target business

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities. We may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

As part of our investigation, our directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

ITEM 1A: RISK FACTORS

Not Applicable

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:  PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from the sole director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3:  LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4:  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2015, GBGH has 2,949,484 shares of common stock outstanding held by a total of 108 shareholders. No dividends have been declared as of December 31, 2015.

Our common stock is listed on the OTC QB under the symbol "GBGH.OB."

		High	Low
2014	First Quarter	$0.50	$0.10
	Second Quarter	$0.10	$0.10
	Third Quarter	$0.10	$0.10
	Fourth Quarter	$0.58	$0.15

2015	First Quarter	$0.15	$0.15
	Second Quarter	$0.15	$0.15
	Third Quarter	$0.25	$0.15
	Fourth Quarter	$0.20	$0.20

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:  MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL  CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2015. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2015.

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

As used in this annual report, the terms "we", "us", "our", and "GBGH" mean Gold Billion Group Holdings Limited, unless otherwise indicated.

Overview

Gold Billion Group Holdings Limited used to be a multi-national service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments.

All of the subsidiaries of the Group have been disposed of on September 5, 2014. As a result, the Company no longer owned any operations or any operational subsidiaries.

Our common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board". It is currently listed on the OTCQB under the symbol GBGH.OB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Revenues, Cost of Revenue and Gross Profit

For the year ended December 31, 2014, the Company had revenues of $1,463,000. There was no revenue for the year ended December 31, 2015. This represents a 100% decrease. The revenue in 2014 came mainly from the sale of products in the minibars. However, all of the operating subsidiaries of the Company have been disposed of on September 5, 2014. Therefore, there was no revenue, cost of revenue and gross profit since then and up to date of this report.

Operating Expenses

General and administrative expenses for the year ended December 2015 was $48,000 which were all professional fees.

Net Loss

As a result of the above, we finished 2015 with a net loss of $48,000.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at December 31, 2015 of $14,769,000 and $14,721,000 as of December 31, 2014. During the year ended December 31, 2015 we incurred a net loss of $48,000.

Investing and operating activities have historically been funded through our financing activities, which provided cash of approximately $698,000 in 2014.

All of the subsidiaries have been disposed of on September 5, 2014. As of December 31, 2015, the Company had no long term debt.

Subsequent Event

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong, and as a result of the transaction, GBGH Hong Kong Limited became a wholly-owned subsidiary of the Company. The Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH Hong Kong Limited. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of  HK$500,000 (approximately US$64,000).  As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,284 shares.  Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH Hong Kong Limited were owned by Richcorp Holdings, Ltd., a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction.  Accordingly, following completion of this transaction, Richcorp Holdings, Ltd., is the owner of 18,308,343 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

Off Balance Sheet Arrangements

GBGH has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal Code: 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Gold Billion Group Holdings Limited

We have audited the accompanying balance sheets of Gold Billion Group Holdings Limited (the “Company”) as of December 31, 2015 and 2014 and the related statements of operation, shareholders’ deficiencies and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Billion Group Holdings Limited as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

April 14, 2016

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT DECEMBER 31, 2015

US Dollars in thousands

December 31,
	2015	2014

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	-
Short-term bank deposits	-	-
Trade receivables	-	-

TOTAL CURRENT ASSETS	-	-

PROPERTY AND EQUIPMENT, NET:	-	-

	-	-

TOTAL ASSETS	-	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

BALANCE SHEET

AS AT DECEMBER 31, 2015

US Dollars in thousands (except share data)

	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade payables	-	-
Accrued expenses and other current liabilities	75	27

TOTAL CURRENT LIABILITIES	75	27

LONG-TERM LIABILITIES:
	-	-
Provision, net	-	-

TOTAL LONG-TERM LIABILITIES	-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2015 and 2014;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of December 31, 2015 and 2014 respectively.	3	3
Additional paid-in capital	13,277	13,277
Capital Reserve	1,414	1,414
Accumulated other comprehensive income	-	-
Accumulated deficit	(14,769)	(14,721)

TOTAL SHAREHOLDERS' EQUITY	(75)	(27)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF OPERATION

US Dollars in thousands (except share and per share data)

	Year ended December 31,
	2015	2014

Revenues	-	1,463

Cost of revenues:

Depreciation	-	(228)

Other	-	(1,007)

Gross profit	-	228

Operating expenses:

Research and development	-	(23)

Selling and marketing	-	(80)

General and administrative	(48)	(696)

Operating loss	(48)	(571)

Financial expenses and foreign currency translation, net	-	(91)

Other income/(expenses)	-	72

Net Loss	(48)	(590)

Basic and diluted net loss per share	(0.00)	(0.02)
Weighted average number of shares used in computing basic and diluted loss per share	2,949,484	2,949,484

Other Comprehensive Loss:

Net Loss	(48)	(590)

Foreign currency translation adjustments	-	(74)

Comprehensive Loss	(48)	(664)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

US Dollars in thousands (except shares data)

	Number of Shares of Common Stock	Common Stock Par Value	Additional paid-in capital	Capital reserve	Accumulated other comprehensive income	Accumulated Deficit	Total

Balance as of December 31, 2014	2,949,484	3	13,277	1,414	-	(14,721)	(27)
Foreign currency translation adjustments	-	-	-	-	-	-	-

Loss for the year	-	-	-	-	-	(48)	(48)

Balance as of December 31, 2015	2,949,484	3	13,277	1,414	-	(14,769)	(75)

  The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

US Dollars in thousands

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(48)	(590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	234
Increase in accrued severance pay, net	-	4
Interest and linkage differences in regard to shareholders and subsidiaries	-	27
Changes in assets and liabilities:
Decrease in inventories	-	(11)
Decrease (increase) in trade receivables	-	(109)
Increase in related parties	-	(4)
Decrease in other accounts receivable	-	(29)
Increase (decrease) in trade payables	-	(133)
Increase in accrued expenses and other current liabilities	48	(200)

Net cash used in operating activities	-	(811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and production of property and equipment	-	237
Proceeds from sales of property and equipment	-	(201)
Short-term bank deposits, net	-	14
Proceeds from sale of investments in previously consolidated subsidiaries	-	(18)

Net cash used in investing activities	-	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	-	28
Proceeds from long-term loans from others, net	-	670

Net cash provided by financing activities	-	698

Effect of exchange rate changes on cash and cash equivalents	-	-
Decrease in cash and cash equivalents		(81)
Cash and cash equivalents at the beginning of the year	-	81
Cash and cash equivalents at the end of the year	-	-

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

US Dollars in thousands

NOTE 1 – GENERAL

Gold Billion Group Holdings Limited (Formerly Hotel Outsource Management International, Inc.) was incorporated in Delaware on November 9, 2000. HOMI and its subsidiaries are engaged in the distribution, marketing and operation of computerized minibars in hotels located in the United States, Europe, Israel and Canada.

The Company has been doing business since 1997 through various operating subsidiaries. The Company’s common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from February 2004 until February 2011.  It now trades on the OTCQB under the symbol "GBGH”.

On September 5, 2014, all subsidiaries were disposed of.

As of December 31, 2015, the Company had no cash.  The Company continues to incur losses ($48,000 in 2015) and has no cash flow from operations.

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

On November 25, 2014, the Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and RichCorp Holdings Ltd., a Samoa corporation, as Buyer, pursuant to which the Buyer purchased from the Sellers a total of 2,308,343 shares of common stock in the Company. The parties closed the transaction contemplated in the Stock Purchase Agreement on November 25, 2014.

The Shares represent approximately 78.3% of the Company’s issued and outstanding common stock, and as a result, the transaction resulted in a change of control of the Company. Mr Eddy Kok Seng Yeap owns 51% of the issued and outstanding common stock of RichCorp Holdings Ltd., and may be deemed to be the beneficial owner of the Shares purchased by RichCorp Holdings Ltd.

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

On November 25, 2014, the board of directors of the Company appointed Mr Eddy Kok Seng Yeap as both a director and as the President, Chief Executive Officer and Chief Financial Officer of the Company.  Mr Eddy Kok Seng Yeap does not have any employment agreements with the Company.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

d.    Short-term bank deposits:

The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits. Short-term deposits are presented at cost, including accrued interest

e.    Inventory:

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

g.    Intangible assets:

Intellectual properties registered in several countries worldwide are capitalized and are amortized over the life span of the asset (twenty years).

h.    Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2015, management believes that all of the Company’s long-lived assets are recoverable.

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

To date, the Company has not experienced any material losses. An allowance for doubtful accounts is provided with respect to those amounts that the Company has determined to be doubtful of collection. No allowance was deemed necessary as of December 31, 2015 and 2014.

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

l.     Severance pay:

The Company's liability for severance pay is calculated pursuant to the local law applicable in certain countries where the Company operates.

m.   Concentrations of Credit Risk and Fair Value of Financial Instrument:

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

The Company monitors the amount of credit it allows  each of its customers' using the customers prior payment history to determine how much credit it will aloe or whether any credit should be given at all. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company's sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the company believes that its account receivable credit risk has been reduced. However the company acknowledges that as of the date these financial statements the poor economic climate globally, has increased the chances of customers and financial institutions defaulting on their obligations

n.    Basic Net Loss per Share:

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

NOTE 3 - ACCRUED EXPENSES

	December 31,
	2015	2014

Accrued professional fees	75	27

NOTE 4 - SHAREHOLDERS’ EQUITY

a.    Shareholders’ Rights:

The common shares confer upon the holders the right to receive a notice to participate and vote in the general meetings of the Company and to receive dividends, if and when declared. Preferred share rights are yet to be determined. No preferred shares are issued and outstanding.

There were no issue of common stock during the year.

NOTE 5 - SUBSEQUENT EVENT

On January 11, 2016, the Company acquired the entire issued share capital of GBGH Hong Kong Limited (“GBGH HK”), a Hong Kong Corporation, at a consideration of HK$500,000, from RichCorp Holdings limited, the controlling shareholder of the Company. The consideration of HK$500,000 (approximately US$64,000) shall be settled by 16,000,000 shares of restricted common stock of the Company valued at approximately US$0.004 per share. On April 6, 2016, 16,000,000 shares of restricted common stock of the Company are issued to RichCorp Holdings Limited.

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

During the year ending December 31, 2015, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2015, management had performed the examination with regard to all of the Company’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.”   The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2015, management has concluded that internal control over financial reporting is effective.

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

ITEM 9B:  OTHER INFOMRATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2015 are set forth in the table below. Each of the directors of GBGH will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

Kok Seng Yeap (1)	41	Director, President, CEO, CFO

(1)	Mr. Kok Seng Yeap was appointed as Director, President, CEO and CFO on November 25, 2014.

Biographies

Mr Kok Seng Yeap Eddy - aged 41, is a Malaysian and is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Eddy has also completed the Legal Professional Will Writing Course with Rockwills Sdn Bhd, Malaysia. He is currently Managing Director of NobleCorp Asset Management Ltd. (“NobleCorp”) which is set up in May 2015 for venturing into the Asset Management Field. NobleCorp is holding approximately 10.7% of the issued capital of Kung Fu Dragon Group Limited (Formerly “PMI Construction Group”), a company traded on OTCQB market. Eddy is also a director of Kung Fu Dragon Group Limited. Prior to founding NobleCorp, Eddy was the director and shareholder of several private and public companies in Malaysia, Singapore, Macau, Indonesia, Hong Kong and China, including Kingsburg Holdings Limited. Currently, Eddy is venturing into his own businesses, including asset management, risk management services, alternative insurance services, healthcare research and fruit plantation projects.

Section 16(a) Beneficial Ownership Reporting Compliance

Our current sole director and officer, Kok Seng Yeap Eddy did not file a required report on Form 3 following the change of control on November 25, 2014.

Code of Ethics

GBGH has not yet adopted a code of ethics.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to GBGH's board of directors.

Audit Committee Financial Expert

As of December 31, 2015, the Company has no audit committee.

ITEM 11:  EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kok Seng Yeap	2015	-	-	-	-	-	-	-	-

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Kok Seng Yeap	$-	-	-	-	-	-	$-

Compensation Committee

Currently, the Company does not have a compensation committee. The sole director participates in deliberations concerning executive officer compensation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of December 31, 2015, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

·      More than 5% of the outstanding shares of our common stock;

·      Each of our officers and directors;

·      All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned

RichCorp Holdings, Ltd. Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	2,308,343	78.3%

Kok Seng Yeap (1) Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	1,177,254	39.9%

All officers and directors as a group (1)	1,177,254	39.9%

(1)  Mr. Kok Seng Yeap Eddy owns 51% of the equity of RichCorp and may be deemed to individually beneficially own 1,177,254 shares of the shares of common stock of the Issuer owned by RichCorp. The other 49% interest of RichCorp is owned by Alpha Dynasty Limited, a Seychelles Corporation. All the issued share capital of Alpha Dynasty Limited is equally held beneficially by12 individuals whose individual effective shareholding of the Issuer are below 5%.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the year ended December 31, 2015 for professional services rendered by JTC Fairsong CPA Firm for the audit of the December 31, 2015 and 2014 financial statements approximated $10,400 and $9,000, respectively.

All services provided by independent accountants were approved by the director of GBGH. Other than income tax preparation, JTC Fairsong CPA Firm does not provide any non-audit services to the Company.

Audit Related Fees

In 2015 and 2014, we paid $10,400 and $9,000 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2015 and 2014 we paid $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2015 and 2014, we paid $0, for other products and services.

 PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)  Exhibits required by Item 601 of Regulation S-K

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 SCH XBRL Schema Document.

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB XBRL Taxonomy Extension Label Linkbase Document.

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this 10K report to be signed on its behalf by the undersigned, thereto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated:  April 14, 2016

By: /s/ Kok Seng Yeap Eddy

Kok Seng Yeap Eddy, President

In accordance with the requirements of the Exchange Act, this 10K report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:  April 14, 2016

By: /s/ Kok Seng Yeap Eddy

Kok Seng Yeap Eddy, President,

Principal Executive Officer, Principal

Financial Officer and Director