Form 10-Q
period 2016-03-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2016-06-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 18,949,484 as of May 31, 2016.

Item 1.

FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

MARCH 31, 2016

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets - March 31, 2016 and December 31, 2015	2

Consolidated Statements of Comprehensive Los - Three months ended March 31, 2016 and 2015	3

Statements of Cash Flows - Three months ended March 31, 2016 and 2015	4

Notes to Financial Statements	5-7

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEET

AS AT MARCH 31, 2016

US Dollars in thousands

	March 31,	December
	2016	31, 2015

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	-	-

TOTAL CURRENT ASSETS	-	-

PROPERTY AND EQUIPMENT	-	-

TOTAL ASSETS	-	-

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to parent company	63	-
Accrued expenses and other current liabilities	103	75

TOTAL CURRENT LIABILITIES	166	75

LONG-TERM LIABILITIES:	-	-

SHAREHOLDERS' EQUITY:

Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2016 and December 31, 2015;	-	-
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 2,949,484 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	3	3
Additional paid-in capital	13,277	13,277
Capital Reserve	1,414	1,414
Deemed dividends	(63)	-
Accumulated deficit	(14,797)	(14,769)

TOTAL SHAREHOLDERS' EQUITY	(166)	(75)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	-

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars in thousands (except share and per share data)

		Three Month ended March 31,
	Note	2016	2015

Revenues		-	-

Costs of revenues:
Depreciation		-	-
Other		-	-

Gross profit		-	-

Operating expenses:

General and administrative		28	20

Operating loss		(28)	(20)

Other expenses		-	-

Net Loss		(28)	(20)

Basic and diluted net loss per share		(0.01)	(0.01)

Weighted average number of shares used in computing basic and diluted loss per share		2,949,484	2,949,484

Other Comprehensive Loss:

Net Loss		(28)	(20)

Foreign currency translation adjustments		-	-

Comprehensive Loss		(28)	(20)

 The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars in thousands

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	(28)	(20)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Changes in assets and liabilities:
Increase in accrued expenses and other payables	28	20

Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-
Decrease (Increase) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of the period	-	-
Cash and cash equivalents at the end of the period	-	-

Non-cash transactions
Contribution from parent company	63	-
Deemed dividend to parent company	(63)	-

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH Hong Kong Limited became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH Hong Kong Limited. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000).  As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,284 shares.  Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH Hong Kong Limited were owned by Richcorp Holdings, Ltd., a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction.  Accordingly, following completion of this transaction, Richcorp Holdings, Ltd., is the owner of 18,308,343 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

b.

As of March 31, 2016 and December 31, 2015, the Group and the Company had no cash.

The Group continues to incur consolidated losses ($28,000) in the three months ended March 31, 2016. In order to implement the Company's basic business plan, the Company will need additional funds.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's Form 10-K filed.

For the quarter ended and as of March 31, 2016, the consolidated financial statements include the accounts of GBGH Hong Kong Limited, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

The acquisition of all of the issued and outstanding stock of GBGH Hong Kong Limited on January 11, 2016 was accounted for as a common control business combination under ASC 805-50. All significant inter-company balances and transactions have been eliminated.

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

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2016 and our results of operations for the three months ended March 31, 2016. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Long-Lived Assets

We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of March 31, 2011 and December 31, 2015, there are no fixed assets in the Company’s balance sheet.

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

OVERVIEW

The Company does not currently have any active business operations.

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH Hong Kong Limited became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH Hong Kong Limited. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000).  As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,284 shares.  Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH Hong Kong Limited were owned by Richcorp Holdings, Ltd., a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction.  Accordingly, following completion of this transaction, Richcorp Holdings, Ltd., is the owner of 18,308,343 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

The above acquisition of all of the issued and outstanding stock of GBGH Hong Kong Limited on January 11, 2016 was accounted for as a common control business combination.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015

REVENUE

For the three months ended March 31, 2016 and 2015, the Company had no revenues.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended March 31, 2016 and 2015, the Company has been dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, for the three months ended March 31, 2016 and 2015, the Company has been dormant.

NET LOSS

As a result of the above common control business combination with GBGH Hong Kong Limited, for the three months ended March 31, 2016, we had a net consolidated loss of $28,000, where professional fees of $10,000 was incurred at the parent company level and consultancy fees of $18,000 was incurred in the subsidiary level. For the three months ended March 31, 2015, the net loss of $20,000 which were all accrued professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2016 of $14,797,000. During the three months ended March 31, 2016, we had net consolidated loss of $28,000. The Company currently has no assets and will require capital in order to implement any new business plan and commence operations.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, there were no sales of unregistered equity securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

None.

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

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: June 15, 2016	By:	/s/ Kok Seng Yeap
	Name:	Kok Seng Yeap
	Title:	Principal Executive Officer