Form 10-Q
period 2016-06-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2016-09-15
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 19,699,484 as of September 13, 2016.

Item 1.

FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF

JUNE 30, 2016

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Interim Balance Sheets - June 30, 2016 and December 31, 2015	2

Condensed Consolidated Interim Statements of Comprehensive Loss - Three months ended June 30, 2016 and 2015 and Six months ended June 30, 2016 and 2015	3

Condensed Consolidated Interim Statements of Cash Flows - Six months ended June 30, 2016 and 2015	4

Notes to Unaudited Condensed Consolidated Interim Financial Statements	5-8

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

US Dollars

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$–	$–
TOTAL CURRENT ASSETS	–	–
GOODWILL	71,154	–
TOTAL ASSETS	$71,154	$–

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to parent company	$–	$–
Accrued expenses and other current liabilities	119,648	75,051
TOTAL CURRENT LIABILITIES	119,648	75,051
LONG-TERM LIABILITIES:	–	–

SHAREHOLDERS' EQUITY:
Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2016 and December 31, 2015;	–	–
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 19,699,484 shares issued and outstanding as of June 30, 2016 and 2,949,484 shares issued and outstanding as of December 31, 2015.	19,699	2,949
Additional paid-in capital	13,325,103	13,277,000
Capital reserve	1,414,000	1,414,000
Deemed dividends	–	–
Accumulated deficit	(14,807,296)	(14,769,000)
TOTAL SHAREHOLDERS' EQUITY	(48,494)	(75,051)
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$71,154	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

US Dollars

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$–	$–	$–	$–
Costs of revenues:
Depreciation	–	–	–	–
Other	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
General and administrative	10,296	10,000	38,296	30,000
Operating loss	(10,296)	(10,000)	(38,296)	(30,000)
Other expenses	–	–	–	–
Net Loss	(10,296)	(10,000)	(38,296)	(30,000)
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares used in computing basic and diluted loss per share	18,957,726	2,949,484	10,953,605	2,949,484
Other Comprehensive Loss
Net Loss	(10,296)	(10,000)	(38,296)	(30,000)
Foreign currency translation adjustments	–	–	–	–
Comprehensive Loss	$(10,296)	$(10,000)	$(38,296)	$(30,000)

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

US Dollars

For the Six Months Ended June 30,
	2016	2015
(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	$(38,296)	$(30,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Changes in assets and liabilities:
Increase in accrued expenses and other payables	38,296	30,000

Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	–	–

Effect of exchange rate changes on cash and cash equivalents	–	–
Decrease (Increase) in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the period	–	–
Cash and cash equivalents at the end of the period	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

US Dollars

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH Hong Kong Limited (“GBGH HK”) became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000). As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,484 shares. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction. Accordingly, following completion of this transaction, Richcorp, is the owner of 18,308,343 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

b.	As of June 30, 2016 and December 31, 2015, the Company had no cash.

The Company continues to incur consolidated losses ($10,296) in the three months ended June 30, 2016. In order to implement the Company's basic business plan, the Company will need additional funds.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's Form 10-K filed.

For the quarter ended and as of June 30, 2016, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

The acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination under ASC 805-50. All significant inter-company balances and transactions have been eliminated.

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

c.	Foreign Currency Translation

The Company translates its foreign operations to U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company's functional currency and reporting currency is U.S. dollar, except its subsidiary’s functional currency is Hong Kong Dollars (“HKD”).

The Company's subsidiary, whose records are not maintained in that company's functional currency, re-measure its records into its functional currency as follows:

   •       Monetary assets and liabilities at exchange rates in effect at the end of each period

   •       Nonmonetary assets and liabilities at historical rates

   •       Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiary, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

   •       Assets and liabilities at the rate of exchange in effect at the balance sheet date

   •       Equities at historical rate

   •       Revenue and expense items at the average rate of exchange prevailing during the period

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

e.	Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

f.	Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

g.	Recent pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3:- BUSINESS COMBINATION AND GOODWILL

On 11 January 2016, the Company completed a purchase of 100% of the shares of GBGH HK for 16,000,000 shares of the Company’s common stock.

Allocation of the purchase price is as follows:

Acquisition-date
Fair Values

Consideration transferred	$64,103

Assets
Cash and cash equivalent	–
Equipment	–
Liabilities
Other payable	7,051
Net liabilities/(assets) assumed	71,154

Goodwill	$71,154

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting until carrying values exceed their fair values. During the six months ended June 30, 2016, the management believed that goodwill has no impairment because the subsidiary had no operation for the six months period ended June 30, 2016 and it has plans of business acquisition in the foreseeable future.

NOTE 4:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company has accrued expenses and other current liabilities $119,648 and $75,051 as at June 30, 2016 and December 31, 2015 respectively, which are accrued to third-party service providers.

NOTE 5:- STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2016:

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued.

Common Stock

Authorized Shares of Common Stock

The Company now has authorized 200,000,000 shares of common stock with a par value of $0.001 per shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Stock Issuances

During the six months ended June 30, 2016, the Company had cancelled 250,000 shares of common stock, and issued 1,000,000 common shares for raising capital to fund operating expenses. Besides, the Company had issued 16,000,000 common shares to Richcorp for acquiring all of the equity interest in GBGH HK. Please refer to Note 1 for details of the transaction.

As at June 30, 2016 and December 31, 2015, the Company had 19,699,484 and 2,949,484 common shares issued and outstanding respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6:- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2016 and our results of operations for the three months ended June 30, 2016. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock". The Securities and Exchange Commission has adopted a number of rules to regulate "penny stock". These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor‘s account. Potential investors in the Company‘s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock". Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited (“GBGH HK”), a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH HK became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000). As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,484 shares. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction.  Accordingly, following completion of this transaction, Richcorp is the owner of 18,308,343 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

The above acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

REVENUE

For the three months ended June 30, 2016 and 2015, the Company had no revenues.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the three months ended June 30, 2016 and 2015, the Company has been dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, for the three months ended June 30, 2016 and 2015, the Company has been dormant.

NET LOSS

As a result of the above common control business combination with GBGH HK, for the three months ended June 30, 2016, we had a net consolidated loss of $10,296, where professional fees of $1,593 was incurred at the parent company level and consultancy fees of $8,703 was incurred in the subsidiary level. For the three months ended June 30, 2015, the net loss of $10,000 which were all accrued professional fees.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

REVENUE

For the six months ended June 30, 2016 and 2015, the Company had no revenues.

COSTS OF REVENUES

Cost of Revenues, before consideration of depreciation expense, for the six months ended June 30, 2016 and 2015, the Company has been dormant.

GROSS PROFIT

Gross profit, before consideration of depreciation expense, for the six months ended June 30, 2016 and 2015, the Company has been dormant.

NET LOSS

As a result of the above common control business combination with GBGH HK, for the six months ended June 30, 2016, we had a net consolidated loss of $38,296, where professional fees of $11,593 was incurred at the parent company level and consultancy fees of $26,703 was incurred in the subsidiary level. For the six months ended June 30, 2015, the net loss of $30,000 which were all accrued professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company has accumulated loss of $14,807,296 and $14,769,000 as of June 30, 2016 and December 31, 2015 respectively. There was a working capital deficit of $48,494 on June 30, 2016 and it was $75,051 as of December 31, 2015. The decrease of $26,557 in working capital deficit was mainly attributed to the increase in accrued expenses and other current liabilities during the six months ended June 30, 2016. Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2016 of $14,807,296 and at December 31, 2015 of $14,769,000. We had a working capital deficit of $48,494 as of June 30, 2016 and $75,051 as of December 31, 2015. The decrease of $26,557 in working capital deficit was mainly attributed to the increase in accrued expenses and other current liabilities during the six months ended June 30, 2016. The Company currently has no assets besides goodwill and will require capital in order to implement any new business plan and commence operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information is not required for smaller reporting companies.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2016, we issued 16,500,000 shares of our common stock to Richcorp Holdings Limited (16,000,000 shares), Hsuan LIN (40,000 shares), Li Lin Chen MA (40,000 shares), Xiao Hong SHAN (80,000 shares), Ju Hsin CHEN (40,000 shares), Chien Shan HSU (40,000 shares), Ying SHEN (40,000 shares), Chien Ya HUNG (40,000 shares), Zhi Yong LI (40,000 shares), Ellen Wongkap MARILYN (40,000 shares), KIUNSKA (60,000 shares) and Ai Qing CAO (40,000 shares).

On April 7, 2016, we issued 250,000 shares of our common stock to Tsu-yu LIN (40,000 shares), Ting Yun CHANG (40,000 shares), Kuang Che LIN (40,000 shares), Yong-Cing LIN (40,000 shares) and Yi Sheng LIN (90,000 shares).

On May 6, 2016, we issued 250,000 shares of our common stock to Yong-cing LIN (40,000 shares), Ting Yun CHANG (40,000 shares), Kuang Che LIN (40,000 shares), Yong-cing LIN (40,000 shares) and Yi Sheng LIN (90,000 shares).

On May 10, 2016, we cancelled 250,000 shares of our common stock issued to Yong-cing LIN (40,000 shares), Ting Yun CHANG (40,000 shares), Kuang Che LIN (40,000 shares), Yong-cing LIN (40,000 shares) and Yi Sheng LIN (90,000 shares).

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Statement of Operations for the six months period ended June 30, 2016 and 2015, (iii) Statement of Cash Flows for the six months period ended June 30, 2016 and 2015, and (iv) Notes to Financial Statements

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: September 15, 2016	By:	/s/ Kok Seng Yeap
	Name:	Kok Seng Yeap
	Title:	Principal Executive Officer

