Form 10-Q
period 2016-09-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2016-11-14
CIK 1174814

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☒   No ☐

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 19,699,484 as of November 11, 2016.

Item 1.

FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF

SEPTEMBER 30, 2016

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Interim Balance Sheets - September 30, 2016 and December 31, 2015	3

Condensed Consolidated Interim Statements of Comprehensive Loss - Three months ended September 30, 2016 and 2015 and Nine months ended September 30, 2016 and 2015	4

Condensed Consolidated Interim Statements of Cash Flows - Nine months ended September 30, 2016 and 2015	5

Notes to Unaudited Condensed Consolidated Interim Financial Statements	6-10

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

US Dollars

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$–	$–
TOTAL CURRENT ASSETS	–	–
GOODWILL	71,154	–
TOTAL ASSETS	$71,154	$–

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to parent company	$–	$–
Accrued expenses and other current liabilities	135,878	75,051
TOTAL CURRENT LIABILITIES	135,878	75,051
LONG-TERM LIABILITIES:	–	–

SHAREHOLDERS' EQUITY:
Share capital -
Preferred stock of $ 0.001 par value – 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2016 and December 31, 2015;	–	–
Common stock of $ 0.001 par value – 200,000,000 shares authorized; 19,699,484 shares issued and outstanding as of September 30, 2016 and 2,949,484 shares issued and outstanding as of December 31, 2015.	19,699	2,949
Additional paid-in capital	13,325,103	13,277,000
Capital reserve	1,414,000	1,414,000
Accumulated deficit	(14,823,526)	(14,769,000)
TOTAL SHAREHOLDERS' EQUITY	(64,724)	(75,051)
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$71,154	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

US Dollars

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$–	$–	$–	$–
Costs of revenues:
Depreciation	–	–	–	–
Other	–	–	–	–
Gross profit	–	–	–	–
Operating expenses:
General and administrative	16,230	6,000	54,526	36,000
Operating loss	(16,230)	(6,000)	(54,526)	(36,000)
Other expenses	–	–	–	–
Net Loss	(16,230)	(6,000)	(54,526)	(36,000)
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares used in computing basic and diluted loss per share	19,699,484	2,949,484	13,890,177	2,949,484
Other Comprehensive Loss
Net Loss	(16,230)	(6,000)	(54,526)	(36,000)
Foreign currency translation adjustments	–	–	–	–
Comprehensive Loss	$(16,230)	$(6,000)	$(54,526)	$(36,000)

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

US Dollars

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss	$(54,526)	$(36,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–
Changes in assets and liabilities:
Settlement of other receivables of the subsidiary acquired	750	–
Increase in accrued expenses and other payables	53,776	36,000

Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	–	–

Effect of exchange rate changes on cash and cash equivalents	–	–
Decrease (Increase) in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the period	–	–
Cash and cash equivalents at the end of the period	$–	$–

Non-Cash Investing and Financing Activity:
Common Stock issued for the acquisition of GBGH Hong Kong Limited	$64,150	$–
	$64,150	$–

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH Hong Kong Limited (“GBGH HK”) became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000). As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,484 shares. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction. Accordingly, following completion of this transaction, Richcorp, is the owner of 18,308,345 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

b.	As of September 30, 2016 and December 31, 2015, the Company had no cash.

The Company continues to incur consolidated losses ($16,230) in the three months ended September 30, 2016. In order to implement the Company's basic business plan, the Company will need additional funds.

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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's Form 10-K filed.

For the quarter ended and as of September 30, 2016, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

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

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting until carrying values exceed their fair values. During the nine months ended September 30, 2016, the management believed that goodwill has no impairment because the subsidiary had no operation for the nine months period ended September 30, 2016 and it has plans of business acquisition in the foreseeable future.

NOTE 4:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company has accrued expenses and other current liabilities $135,878 and $75,051 as at September 30, 2016 and December 31, 2015 respectively, which are accrued to third-party service providers.

NOTE 5:- STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2016:

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

Stock Issuances

During the nine months ended September 30, 2016, the Company had cancelled 250,000 shares of common stock, and issued 1,000,000 common shares for raising capital to fund operating expenses. Besides, the Company had issued 16,000,000 common shares to Richcorp for acquiring all of the equity interest in GBGH HK. Please refer to Note 1 for details of the transaction.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

US Dollars

NOTE 5:- STOCKHOLDERS’ EQUITY (CONTINUED)

As at September 30, 2016 and December 31, 2015, the Company had 19,699,484 and 2,949,484 common shares issued and outstanding respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6:- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

NOTE 7:- CONTINGENT LIABILITIES

The Company has not filed the required audited financial statements of GBGH HK for the reverse merger with GBGH HK, details of which are disclosed in Note 1. The Company has not fulfilled the reporting requirements of the U.S. Securities and Exchange Commission, and may be subjected to disciplining action, subjected to the decision of the relevant authority.

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2016 and our results of operations for the three months ended September 30, 2016. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

On January 11, 2016, subsequent to the end of the fiscal year, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited (“GBGH HK”), a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH HK became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000). As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,484 shares. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction.  Accordingly, following completion of this transaction, Richcorp is the owner of 18,308,345 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

The above acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

REVENUE

For the three months ended September 30, 2016 and 2015, the Company had no revenues.

COSTS OF REVENUES

For the three months ended September 30, 2016 and 2015, the Company had no cost of revenues.

GROSS PROFIT

For the three months ended September 30, 2016 and 2015, the Company had no gross profit.

NET LOSS

For the three months ended September 30, 2016, we had a net consolidated loss of $16,230, where professional fees of $16,230 was incurred. For the three months ended September 30, 2015, the net loss of $6,000 which were all incurred due to professional fees. The professional fees was incurred to fulfil the SEC reporting requirements.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

REVENUE

For the nine months ended September 30, 2016 and 2015, the Company had no revenues.

COSTS OF REVENUES

For the nine months ended September 30, 2016 and 2015, the Company had no cost of revenues.

GROSS PROFIT

For the nine months ended September 30, 2016 and 2015, the Company had no gross profit.

NET LOSS

For the nine months ended September 30, 2016, we had a net consolidated loss of $54,526, where professional fees of $27,823 was incurred. For the nine months ended September 30, 2015, the net loss of $36,000 which were all incurred due to professional fees. The professional fees was incurred to fulfill the SEC reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company has accumulated loss of $14,823,526 and $14,769,000 as of September 30, 2016 and December 31, 2015 respectively. There was a working capital deficit of $135,878 on September 30, 2016 and it was $75,051 as of December 31, 2015. The increase in $60,827 in working capital deficit was mainly attributed to the increase in accrued expenses and other current liabilities during the nine months ended September 30, 2016. Since our inception, we have been dependent on investment capital as our primary source of liquidity. The Company currently has no assets besides goodwill and will require capital in order to implement any new business plan and commence operations.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three and nine months period ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the nine months period ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: November 14, 2016	By:	/s/ Kok Seng Yeap Eddy
	Name:	Kok Seng Yeap Eddy
	Title:	Principal Executive Officer

