Form 10-K
period 2016-12-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2017-05-05
CIK 1174814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-50760

GOLD BILLION GROUP HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

State of Delaware, USA (State or Other Jurisdiction of Incorporation or Organization)	13-4167393 (I.R.S. Employer Identification No.)

E-702, Block E, Pusat Dagangan Phileo Damansara 1 No. 9, Jalan 16/11, Off Jalan Damansara Petaling Jaya, Selangor, Malaysia (Address of Principal Executive Offices)	46350 (Zip Code)

+60 03-7772 6616

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □ Yes ■ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. □ Yes ■ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ■ Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □ Yes □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K □ Yes ■ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ■ Yes □ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2016, the last business day of the registrant's most recently completed year: $1,376,089.

(1) Average of bid and ask closing prices on December 31, 2016.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

20,143,130 common shares issued and outstanding as of March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): □ Yes ■ No

Forward Looking Statements

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1.	BUSINESS

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

On November 25, 2014 The Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and RichCorp Holdings Ltd., a Samoa corporation, as Buyer, pursuant to which the Buyer purchased from the Sellers a total of 2,308,345 shares of common stock in the Company.  The parties closed the transaction contemplated in the Stock Purchase Agreement on November 25, 2014.

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

As at date of this report, the Company does not currently have any active business operations.

Operations

As of December 31, 2016, the Company has no operations.

Intellectual Property

None.

Employees

As of December 31, 2016, the Company had no employees.

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

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is assigned the symbol GBGH and is quoted and traded on the OTCQB.

The range of low to high closing prices on the OTCQB is shown in the table below (rounded to the nearest cent). This information is taken from MSN Money and CSI. Readers should note OTCQB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2016		Fiscal 2015
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.30	0.15	0.15	0.15
Second	0.30	0.18	0.15	0.15
Third	0.35	0.18	0.15	0.15
Fourth	0.75	0.25	0.15	0.15

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2016, the total number of holders of record as according to our transfer agent was approximately 128.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2016.

Unregistered Sales of Equity Securities

date	type	amount	person	consideration	transaction
5-Apr-16	Common share	16,000,000	RICHCORP HOLDINGS LIMITED	$64,103	Acquisition of the shares of GBGH Hong Kong Ltd
5-Apr-16	Common share	40,000	LIN HSUAN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	MA LI LIN CHEN	$2,000	New Subscription of shares
5-Apr-16	Common share	80,000	SHAN XIAO HONG	$4,000	New Subscription of shares
5-Apr-16	Common share	40,000	CHEN JU HSIN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	HSU CHIEN SHAN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	SHEN YING	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	HUNG CHIEN YA	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	LI ZHI YONG	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	MARILYN ELLEN WONGKAP	$2,000	New Subscription of shares
5-Apr-16	Common share	60,000	KIUNSKA	$3,000	New Subscription of shares
5-Apr-16	Common share	40,000	CAO AI QING	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN TSU-YU	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	CHANG TING YUN	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN KUANG CHE	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
7-Apr-16	Common share	90,000	LIN YI SHENG	$4,500	New Subscription of shares
6-May-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
6-May-16	Common share	40,000	CHANG TING YUN	$2,000	New Subscription of shares
6-May-16	Common share	40,000	LIN KUANG CHE	$2,000	New Subscription of shares
6-May-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
6-May-16	Common share	90,000	LIN YI SHENG	$4,500	New Subscription of shares
10-May-16	Common share	-40,000	LIN YONG-CING	-$2,000	Cancellation of shares
10-May-16	Common share	-40,000	CHANG TING YUN	-$2,000	Cancellation of shares
10-May-16	Common share	-40,000	LIN KUANG CHE	-$2,000	Cancellation of shares
10-May-16	Common share	-40,000	LIN YONG-CING	-$2,000	Cancellation of shares
10-May-16	Common share	-90,000	LIN YI SHENG	-$4,500	Cancellation of shares

30-Dec-16	Common share	46,670	TSE PUI KING	$700	New Subscription of shares
30-Dec-16	Common share	46,670	LAM PUI YI	$700	New Subscription of shares
30-Dec-16	Common share	33,340	KAO MING HAI	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LEE CHING HSUAN	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LIN SU LIN	$500	New Subscription of shares
30-Dec-16	Common share	25,642	MATTHEW WONG MAN TAK	$385	New Subscription of shares
30-Dec-16	Common share	25,642	CHAN SIU KUEN	$385	New Subscription of shares
30-Dec-16	Common share	25,642	YIP SING FUNG	$385	New Subscription of shares
30-Dec-16	Common share	20,000	CHAN TAK WA	$300	New Subscription of shares
30-Dec-16	Common share	20,000	CHAN TAK ON	$300	New Subscription of shares
30-Dec-16	Common share	33,340	CHENG TE YI	$500	New Subscription of shares
30-Dec-16	Common share	33,340	WU MINYU	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LIN SU LIN	$500	New Subscription of shares
30-Dec-16	Common share	33,340	CHEN HSUAN YI	$500	New Subscription of shares

The number of shares issued was based on the average closing price of our common shares on the OTCQB during certain periods. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2016. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2016.

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

On January 11, 2016 the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited (“GBGH HK”), a Hong Kong Corporation, at a consideration of HK$500,000 (approximately US$64,000), and as a result of the transaction, GBGH HK became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. The shares issued by the Company were valued for purposes of the acquisition at HK$0.03125 per share (approximately US$0.004 per share), or an aggregate of HK$500,000 (approximately US$64,000). As a result of this transaction, the Company’s issued and outstanding common stock increased from 2,949,484 shares to 18,949,484 shares. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction. Accordingly, following completion of this transaction, Richcorp is the owner of 18,308,345 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

The above acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination.

Results of Operations

Two Years Ended December 31, 2016 and 2015

Revenues

There were no revenues in 2016 and 2015.

Operating Expenses

Operating expenses decreased to $34,533 for the year 2016, which were all professional fees incurred at the parent company, from $47,961 for the year 2015, where professional fees of $47,192 was incurred at the parent company level and general and administrative expenses of $769 was incurred in the subsidiary level, a decrease of $13,428. The decrease was mainly due to decreased SEC reporting cost.

Other Expenses

We had other expenses of $326,080 in 2016 and $nil in 2015, attributable to the loss on settlement of debt to a related party.

Net Loss

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $360,613 for the year 2016, compared to the net loss of $47,961 in 2015, an increase of $312,652. The increase was mainly due to the loss on settlement of debt to a related party.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,129,523 as of December 31, 2016 compared to the accumulated loss of $14,768,910 for the year ended December 31, 2015. There was a working capital deficit of $102,839 on December 31, 2016 and it was $74,961 as of December 31, 2015. It increased $27,878. The increase was mainly due to increase in amount due to related party.

Operating Activities

No net cash was used in operating activities for the year 2016 and 2015, due to the fact that the net loss was set off by adjustments for non-cash items and change in operating assets and liabilities.

The Company financed its growth by utilizing loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing.

Subsequent Event

Management has evaluated subsequent events through the date this report was available to be issued. Based on the evaluation no material events have occurred that require disclosure.

Off Balance Sheet Arrangements

GBGH has no significant off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto following Part IV, Item 15 beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 26, 2016 the board of directors of the Company resolved to terminate the service of JTC FAIR SONG CPA FIRM, its independent registered accounting firm. The Company engaged Anthony Kam & Associates Ltd. ("AKAM"), as its new independent registered public accountant. During the fiscal years ended December 31, 2014 and December 31, 2015, and the subsequent interim period prior to the engagement of AKAM, neither the Registrant nor anyone on its behalf consulted with AKAM regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on the Registrant’s financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event. The decision to engage AKAM was recommended and approved by the Registrant’s Board of Directors.

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

During the year ending December 31, 2016, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2016, management had performed the examination with regard to all of the Company’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.”   The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2016, management has concluded that internal control over financial reporting is effective.

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

On July 1, 2016, the sole director of the Company appointed Mr. Lai Kok Meng as Director and Vice Chairman of the Company.

On December 27, 2016, Richcorp Holdings, Ltd., a Samoa corporation, as the holder of approximately 92.94% of the Company’ issued and outstanding common stock, executed a written consent in lieu of a meeting approving the removal, without cause, of Lai Kok Meng, as a member of the Company’s board of directors.

The notice of the above mentioned action has been mailed to all the shareholders of the Company pursuant to Section 14 of the Securities Exchange Act of 1934 as amended, and Regulations 14C and Schedule 14C thereunder on or about February 7, 2017. The board of directors of the Company has not received any comments from the shareholders since the mailing and has determined that the date of removal of Lai Kok Meng to be March 28, 2017.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2016 are set forth in the table below. Each of the directors of GBGH will serve until the next annual meeting of shareholders or until his successor is elected and qualified. On March 28, 2017, by a Shareholders’ Consent described in an information statement dated December 29, 2016 sent to the shareholders of the Company, Mr. Lai Kok Meng, ceased to be a director of the Company.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Principal Position	Appointment/Removal date
Kok Seng Yeap	41	Director, President, CEO, CFO	November 25, 2014
Lai Kok Meng	52	Director, Vice Chairman	July 1, 2016/March 28, 2017

Biographies

Mr. Kok Seng Yeap Eddy - aged 41, currently serves as the Company’s Director, President, Chief Executive Officer and Chief Financial Officer. He is a Malaysian and is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Eddy has also completed the Legal Professional Will Writing Course with Rockwills Sdn Bhd, Malaysia. He is currently Managing Director of NobleCorp Asset Management Ltd. (“NobleCorp”) which is set up in May 2015 for venturing into the Asset Management Field. NobleCorp is holding approximately 10.7% of the issued capital of Kung Fu Dragon Group Limited (Formerly “PMI Construction Group”), a company traded on OTCQB market. Eddy is also a director of Kung Fu Dragon Group Limited. Prior to founding NobleCorp, Eddy was the director and shareholder of several private and public companies in Malaysia, Singapore, Macau, Indonesia, Hong Kong and China, including Kingsburg Holdings Limited. Currently, Eddy is venturing into his own businesses, including asset management, risk management services, alternative insurance services, healthcare research and fruit plantation projects.

Mr. Lai Kok Meng, aged 52, served as Director and Vice-Chairman of the Company from July 2016 to March 2017. He holds a Doctorate degree in Philosophy Causa in Entrepreneurship from the Golden State University, USA. He is the founder and Managing Director of LV Worldwide (M) Sdn Bhd and Tianz Alliance (Shanghai) Group Limited. Mr. Lai has been specializing in manufacturing of high quality GMP standard healthcare, nutritional and beauty products since 1988. His personal business ventures also extended to the areas of packaging services, development, patents registration as well as biomass green technology business.

Section 16(a) Beneficial Ownership Reporting Compliance

Our current sole director and officer, Kok Seng Yeap Eddy did not file a required report on Form 3 following the change of control on November 25, 2014.

Code of Ethics

GBGH has not yet adopted a code of ethics.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to GBGH's board of directors.

Audit Committee Financial Expert

As of December 31, 2016, the Company has no audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kok Seng Yeap
Director, President, CEO, CFO	2016	–	–	–	–	–	–	–	–

Lai Kok Meng
Director, Vice Chairman
(Removed on March 28, 2017)	2016	–	–	–	–	–	–	–	–

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kok Seng Yeap	–	–	–	–	–	–	–
Lai Kok Meng
(Removed on March 28, 2017)	-–	–	–	–	–	–	–

Compensation Committee

Currently, the Company does not have a compensation committee. The sole director participates in deliberations concerning executive officer compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of December 31, 2016, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;
•	Each of our officers and directors;
•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned

RichCorp Holdings, Ltd. Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	18,308,345	90.89%

Kok Seng Yeap (1) Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	16,514,127	81.98%

Lai Kok Meng (2) 33 JLN Cempaka, The Mines Resort City, 43300 Seri Kembangan, Selangor, Malaysia	0	0%

All officers and directors as a group (1)	16,514,127	81.98%

(1)	Mr. Kok Seng Yeap Eddy owns 90.2% of the equity of RichCorp and may be deemed to individually beneficially own 16,514,127 shares of the shares of common stock of the Issuer owned by RichCorp. The other 9.8% interest of RichCorp is owned by Alpha Dynasty Limited, a Seychelles Corporation. All the issued share capital of Alpha Dynasty Limited is equally held beneficially by12 individuals whose individual effective shareholding of the Issuer are below 5%.

(2)	Removed in March 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions or proposed transactions which have materially affected or will materially affect us in which all director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors pre-approved all audit and non-audit services provided to us and during the periods listed below. The Company’s Board approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2016 and 2015:

Services Performed	2016	2015
Audit Fees	$1,923	$10,400
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$1,923	$10,400

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description on Document

10.1*	Service Agreement, dated March 1, 2016, between Gold Billion Group Holdings Limited and Fintel (USA) Limited
31.1*	Certification of Director, President and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statement of Operations for the years ended December 31, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2016 and 2015, and (iv) Statement of Cash Flows for the years ended December 31, 2016 and 2015, (v) Notes to Financial Statements.

__________________

*Filed herewith.

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gold Billion Group Holdings Limited

(Incorporated in the State of Delaware, United States of America)

We have audited the accompanying consolidated balance sheets of Gold Billion Group Holdings Limited and its subsidiaries as of December 31, 2016 and December 31, 2015, and the consolidated statements of operations, the consolidated statements of stockholders’ equity (deficit), and the consolidated statements of cash flows for the years ended December 31, 2016 and December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Billion Group Holdings Limited and its subsidiaries as of December 31, 2016 and December 31, 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a loss since inception, resulting in an accumulated deficit of $15,129,523 as of December 31, 2016 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

May 5, 2017

Hong Kong, China

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses and accrued liabilities	$3,752	$769
Due to related party	99,087	74,192
Total Current Liabilities	102,839	74,961

Total Liabilities	102,839	74,961

Stockholders' Deficit
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of December 31, 2016 and 2015	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; 20,143,130 and 2,949,484 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	20,143	2,949
Additional paid-in capital	15,045,323	14,692,282
Stock subscription receivable	(38,782)	(1,282)
Accumulated deficit	(15,129,523)	(14,768,910)
Total Stockholders' Deficit	(102,839)	(74,961)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Revenues	$–	$–

Operating expenses
General and administrative	–	769
Professional fees	34,533	47,192
Total operating expenses	34,533	47,961

Loss from operations	(34,533)	(47,961)

Other expenses
Loss on settlement of debt to a related party	(326,080)	–

Net loss	$(360,613)	$(47,961)

Basic and dilutive loss per common share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding: basic and diluted	15,352,274	2,949,484

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Stock
	Shares Outstanding	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance as of December 31, 2014	2,949,484	$2,949	$14,691,000	$–	$(14,720,949)	$(27,000)

Stock subscription receivable	–	–	1,282	(1,282)	–	–

Loss for the year	–	–	–	–	(47,961)	(47,961)

Balance as of December 31, 2015	2,949,484	2,949	14,692,282	(1,282)	(14,768,910)	(74,961)

Acquisition of subsidiary	16,000,000	16,000	(16,000)	–	–	–

Common stock issued for $0.05 per share	750,000	750	36,750	(37,500)	–	–

Common stock issued for due to related party	443,646	444	332,291	–	–	332,735

Loss for the year	–	–	–	–	(360,613)	(360,613)

Balance as of December 31, 2016	20,143,130	$20,143	$15,045,323	$(38,782)	$(15,129,523)	$(102,839)

The accompanying notes are an integral part of the consolidated financial statements

GOLD BILLION GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(360,613)	$(47,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	31,550	47,192
Loss on settlement of due to a related party	326,080	–
Changes in assets and liabilities:
Accounts payable and accrued liabilities	2,983	769
Net cash used in operating activities	–	–

Decrease in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the year	–	–
Cash and cash equivalents at the end of the year	$–	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activity:
Stock subscription receivable	$37,500	$1,282
Acquisition of subsidiary through issuance of common stock	$16,000	$–
Common stock issued for due to related party	$332,735	$–

The accompanying notes are an integral part of the consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Gold Billion Group Holdings Limited (“the Company”) was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc.

On July 29, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company merged with its wholly owned subsidiary, Gold Billion Group Holdings Limited, a Delaware corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Gold Billion Group Holdings Limited.

As permitted by the Delaware General Corporation Law, the sole purpose of the Merger was to effect a change of the Company's name from Hotel Outsource Management International, Inc. to Gold Billion Group Holdings Limited. Upon the filing of the Certificate of Merger (the "Certificate of Merger") with the Secretary of State of Delaware on July 30, 2015 to effect the Merger, the Company's Articles of Incorporation were deemed amended to reflect the change in the Company's corporate name.

On January 11, 2016, the Company acquired all of the issued and outstanding stock of GBGH Hong Kong Limited, a Hong Kong Corporation, and as a result of the transaction, GBGH Hong Kong Limited (“GBGH HK”) became a wholly-owned subsidiary of the Company. On April 6, 2016, the Company issued 16,000,000 shares of its authorized but previously unissued shares of common stock as the consideration for acquisition of the shares of GBGH HK. Prior to their acquisition by the Company, all of the issued and outstanding shares of GBGH HK were owned by Richcorp Holdings, Ltd. (“Richcorp”), a Samoa corporation, which was also the principal shareholder of the Company prior to the transaction. Accordingly, following completion of this transaction, Richcorp, is the owner of 18,308,345 shares, or approximately 96.6%, of the Company’s issued and outstanding common stock.

The above companies were controlled by the same individual, their sole director and officer (more than 80%) immediately prior to the above exchanges. As a result of those share exchanges, the above companies became 100% owned subsidiaries of the Company. As these transactions are between entities under common control, the Company has reported the results of operations for the period in a manner similar to a pooling of interests and has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values and no recognition of goodwill was made. The Company has presented earnings per share based on the new parent company shares issued to the former shareholders of the Company.

Going Concern

As of December 31, 2016, and December 31, 2015, the Company had no cash.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception, resulting in an accumulated deficit of $15,129,523 as of December 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months and loans from directors and/or private placement of common stock.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The fiscal year end is December 31.

For the year ended and as of December 31, 2016, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

The acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination under ASC 805. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, the valuation and recognition of derivative liability, valuation allowance for deferred tax assets and useful life of fixed assets.

Foreign Currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (GBGH HK’s) functional currency is the Hong Kong Dollar (“HKD”). The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into USD at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes". Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2016 and 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 and 2015, an officer and director of the Company, Mr. Kok Seng Yeap, has advanced $31,550 and $47,192 to pay operating expenses on behalf of the Company, respectively.

On December 30, 2016, the Company issued 443,646 shares of common stock with a fair value of $332,735 as settlement of amounts due to a related party of $6,655. As a result, the Company recorded a loss on settlement of $326,080.

As of December 31, 2016, and 2015, the Company owed to Mr. Kok Seng Yeap $99,087 and $74,192, respectively.

NOTE 4 - INCOME TAX

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal rate of 35% as follows:

	Year Ended December 31,
	2016	2015
Expected income tax (benefit) expense at the statutory rate of 35%	$(126,215)	$(16,786)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	114,128	–
Change in valuation allowance	(12,087)	(16,786)
Provision for income taxes	$–	$–

The components of deferred income taxes are as follows:

	December 31,
	2016	2015
Deferred income tax asset:
Net operating loss carryforwards	$2,743,373	$2,731,286
Valuation allowance	(2,743,373)	(2,731,286)
Deferred income taxes	$–	$–

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $2,743,373 available to offset future taxable income, which will begin to expire in 2020. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Tax returns for the years ended December 31, 2016, 2015 and 2014 are subject to examination by the United States tax authority.

NOTE 5 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2016:

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

During the year ended December 31, 2016, the Company issued common shares, as follows:

•	16,000,000 shares of common stock to the stockholders of GBGH HK in exchange for 100% of their issued and outstanding common stock (see Note 1)
•	750,000 shares of common stock for $0.05 per share, for a stock subscription of $37,500, which was not yet paid as of the date of this report
•	443,646 shares of common stock with a fair value of $332,735 for settlement of amounts due to related party of $6,655 (See Note 4)

During the year ended December 31, 2015, there were no share issuances.

As at December 31, 2016 and December 31, 2015, the Company had 20,143,130 and 2,949,484 shares of common stock issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2017.

GOLD BILLION GROUP HOLDINGS LIMITED

By:	/s/ Kok Seng Yeap
Kok Seng Yeap Director (President, Chief Executive Officer and Chief Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap Kok Seng Yeap	Director (President, Chief Executive Officer and Chief Financial Officer)	May 5, 2017

INDEX TO EXHIBITS

Exhibit Number	Description on Document

10.1*	Service Agreement, dated March 1, 2016, between Gold Billion Group Holdings Limited and Fintel (USA) Limited
31.1*	Certification of Director, President and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statement of Operations for the years ended December 31, 2016 and 2015, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2016 and 2015, and (iv) Statement of Cash Flows for the years ended December 31, 2016 and 2015, (v) Notes to Financial Statements.

__________________

*Filed herewith.