Form 10-Q
period 2017-03-31
GOLD BILLION GROUP HOLDINGS Ltd
filed 2017-05-22
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File No.  000-50306

GOLD BILLION GROUP HOLDINGS LIMITED

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4167393
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

E-702, Block E, Pusat Dagangan Phileo Damansara 1

No. 9, Jalan 16/11, Off Jalan Damansara

Petaling Jaya, Selangor, Malaysia

(Address of Principal Executive Offices)

 +60 03-7772 6616

(Issuer’s Telephone Number)

____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 20,143,130 as of May 22, 2017.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As at
	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$106,361	$99,087
Accrued expenses and other payables	3,077	3,752

Total Current Liabilities	109,438	102,839

Total Liabilities	109,438	102,839

Stockholders' Deficit
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; Issued and outstanding: 20,143,130 shares as of March 31, 2017 (December 31, 2016: 20,143,130 shares)	20,143	20,143
Additional paid-in capital	15,045,323	15,045,323
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,136,122)	(15,129,523)
Total Stockholders' Deficit	(109,438)	(102,839)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATION

(UNAUDITED)

	For the Three Months Periods Ended March 31,
	2017	2016

Revenues	$–	$–

Operating expenses
General and administrative	–	28,000
Professional fees	6,599	–
Total operating expenses	6,599	28,000

Loss from operations	(6,599)	(28,000)

Other expenses
Loss on settlement of debt to a related party	–	–

Loss before tax	(6,599)	(28,000)

Income taxes	–	–

Net loss	$(6,599)	$(28,000)

Basic and dilutive loss per common share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding: basic and diluted	20,143,130	2,949,484

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Periods Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(6,599)	$(28,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	7,274	–
Loss on settlement of due to a related party	–	–
Changes in assets and liabilities:
Increase / (Decrease) in accrued expenses and other payables	(675)	28,000
Net cash used in operating activities	–	–

Increase in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the year	–	–
Cash and cash equivalents at the end of the year	$–	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activity:
Stock subscription receivable	$–	$–
Acquisition of subsidiary through issuance of common stock	$–	$–
Common stock issued for due to related party	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months periods ended March 31, 2017

(Unaudited)

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

Going Concern

As of March 31, 2017, and December 31, 2016, the Company had no cash.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception, resulting in an accumulated deficit of $15,136,122 and $15,129,523 as of March 31, 2017 and December 31, 2016 respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's Form 10-K filed.

For the quarter ended and as of March 31, 2017, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

NOTE 3:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company has accrued expenses and other current liabilities $3,077 and $3,752 as at March 31, 2017 and December 31, 2016 respectively, which are accrued to third-party service providers.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2017, an officer and director of the Company, Mr. Kok Seng Yeap, has advanced $7,274 to pay operating expenses on behalf of the Company.

As of March 31, 2017 and December 31, 2016, the Company owed to Mr. Kok Seng Yeap $106,361 and $99,087, respectively.

NOTE 5:- STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2017:

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

During the quarter ended March 31, 2017, there were no share issuances.

As at March 31, 2017 and December 31, 2016, the Company had 20,143,130 and 20,143,130 shares of common stock issued and outstanding, respectively.

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

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2017 and our results of operations for the three months ended March 31, 2017. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016

REVENUE

For the three months ended March 31, 2017 and 2016, the Company had no revenues.

OPERATING EXPENSES

Operating expenses decreased to $6,599 for the three months ended March 31, 2017, which were all professional fees incurred at the parent company, from $28,000 for the three months ended March 31, 2016, where professional fees of $10,000 was incurred at the parent company level and general and administrative expenses of $18,000 was incurred in the subsidiary level, a decrease of $21,401. The decrease was mainly due to decreased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $6,599 for the three months ended March 31, 2017, compared to the net loss of $28,000 for the three months ended March 31, 2016, a decrease of $21,401. The decrease was mainly due to decrease in SEC reporting cost.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,136,122 as of March 31, 2017 compared to the accumulated loss of $15,129,523 as of December 31, 2016. There was a working capital deficit of $109,438 on March 31, 2017 and it was $102,839 as of December 31, 2016. It increased $6,599. The increase was mainly due to increase in amount due to related party.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Item 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: May 22, 2017	By:	/s/ Kok Seng Yeap Eddy
Kok Seng Yeap Eddy
Director
(President, Chief Executive Officer and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Director, President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Statement of Operations for the three months period ended March 31, 2017 and 2016, (iii) Statement of Cash Flows for the three months period ended March 31, 2017 and 2016, and (iv) Notes to Financial Statements.

