Form 10-Q
period 2017-06-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2017-08-10
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2017

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

+60 03-77726616

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 20,143,130 as of August 9, 2017.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As at
	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Prepayments	2,200	–
Total Current Assets	2,200	–

TOTAL ASSETS	$2,200	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$128,686	$99,087
Accrued expenses and other payables	22,154	3,752

Total Current Liabilities	150,840	102,839

Total Liabilities	150,840	102,839

Stockholders' Deficit
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; Issued and outstanding: 20,143,130 shares as of June 30, 2017 (December 31, 2016: 20,143,130 shares)	20,143	20,143
Additional paid-in capital	15,045,323	15,045,323
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,175,324)	(15,129,523)
Total Stockholders' Deficit	(148,640)	(102,839)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,200	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATION

(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2017	2016	2017	2016

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	13	10,296	13	38,296
Professional fees	39,189	–	45,788	–
Total operating expenses	39,202	10,296	45,801	38,296

Loss from operations	(39,202)	(10,296)	(45,801)	(38,296)

Other expenses
Loss on settlement of debt to a related party	–	–	–	–

Loss before tax	(39,202)	(10,296)	(45,801)	(38,296)

Income taxes	–	–	–	–

Net Loss	$(39,202)	$(10,296)	$(45,801)	$(38,296)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used in computing basic and diluted loss per share	20,143,130	18,957,726	20,143,130	10,953,605

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Periods Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(45,801)	$(38,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	29,599	–
Loss on settlement of due to a related party	–	–
Changes in assets and liabilities:
Increase in prepayments	(2,200)	–
Increase in accrued expenses and other payables	18,402	38,296
Net cash used in operating activities	–	–

Increase in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the period	–	–
Cash and cash equivalents at the end of the period	$–	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activity:
Stock subscription receivable	$–	$–
Acquisition of subsidiary through issuance of common stock	$–	$–
Common stock issued for due to related party	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the six months periods ended June 30, 2017

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

Going Concern

As of June 30, 2017, and December 31, 2016, the Company had no cash.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception, resulting in an accumulated deficit of $15,175,324 and $15,129,523 as of June 30, 2017 and December 31, 2016 respectively, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying interim consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's Form 10-K filed.

For the quarter ended and as of June 30, 2017, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

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

NOTE 3:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company has accrued expenses and other current liabilities $22,154 and $3,752 as at June 30, 2017 and December 31, 2016 respectively, which are accrued to third-party service providers.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2017, an officer and director of the Company, Mr. Kok Seng Yeap, has advanced $29,599 to pay operating expenses on behalf of the Company.

As of June 30, 2017 and December 31, 2016, the Company owed to Mr. Kok Seng Yeap $128,686 and $99,087, respectively.

NOTE 5:- STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2017:

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

During the quarter ended June 30, 2017, there were no share issuances.

As at June 30, 2017 and December 31, 2016, the Company had 20,143,130 and 20,143,130 shares of common stock issued and outstanding, respectively.

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

NOTE 7 - SUBSEQUENT EVENTS

On or about June 22, 2017, the Company received a written consent in lieu of a meeting of Stockholders from a stockholder, who owns 18,308,345 voting shares representing approximately 90.9% of the 20,143,130 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholder”) authorizing the Company’s Board of Directors, to effect a name change of the Company to Sky Resort International Limited and a reverse split of the Company’s Common Stock on a one for one hundred (1:100) basis, pursuant to which the number of authorized shares of Common Stock will remain 200,000,000 shares and the par value for the common stock will remain $0.001, following such reverse stock split (the “Reverse Stock Split”); any fractional shares post-split will be rounded up to the next whole share.

On June 22, 2017, the Board of Directors of the Company approved the above-mentioned actions. The Majority Stockholder approved the action by written consent in lieu of a meeting on June 22, 2017, in accordance with the Delaware Corporate law. Accordingly, your consent is not required and is not being solicited in connection with the approval of the actions.

Pre-Reverse Stock Split	Common
Authorized Common Shares	Issued Shares	Authorized but Unissued
200,000,000	20,143,130	179,856,870

Authorized Common	Post-Reverse Common Stock
Shares	Split Issued Shares	Authorized but Unissued
200,000,000	201,432	199,798,568

The reverse split will not change the proportionate equity interests of our stockholders, nor will the respective voting rights and other rights of stockholders be altered, except for possible immaterial changes, due to rounding-up any fractional shares. The Common Stock issued pursuant to the reverse split will remain fully paid and non-assessable. The reverse split is not intended as, and will not have the effect of, a "going private transaction" covered by Rule 13e-3 under the Securities Exchange Act of 1934. We will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2017 and our results of operations for the three months ended June 30, 2017. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

REVENUE

For the three months ended June 30, 2017 and 2016, the Company had no revenues.

OPERATING EXPENSES

Operating expenses increased to $39,202 for the three months ended June 30, 2017, which were mainly professional fees incurred at the parent company, from $10,296 for the three months ended June 30, 2016, where professional fees of $1,593 was incurred at the parent company level and consultancy fees of $8,703 was incurred in the subsidiary level, an increase of $28,906. The increase was mainly due to increased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $39,202 for the three months ended June 30, 2017, compared to the net loss of $10,296 for the three months ended June 30, 2016, an increase of $28,906. The increase was mainly due to increase in SEC reporting cost.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

REVENUE

For the six months ended June 30, 2017 and 2016, the Company had no revenues.

OPERATING EXPENSES

Operating expenses increased to $45,801 for the six months ended June 30, 2017, which were mainly professional fees incurred at the parent company, from $38,296 for the six months ended June 30, 2016, where professional fees of $11,593 was incurred at the parent company level and consultancy fees of $26,703 was incurred in the subsidiary level, an increase of $7,505. The increase was mainly due to increased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $45,801 for the six months ended June 30, 2017, compared to the net loss of $38,296 for the six months ended June 30, 2016, an increase of $7,505. The increase was mainly due to increase in SEC reporting cost.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,175,324 as of June 30, 2017 compared to the accumulated loss of $15,129,523 as of December 31, 2016. There was a working capital deficit of $148,640 on June 30, 2017 and it was $102,839 as of December 31, 2016. It increased $45,801. The increase was mainly due to increase in amount due to related party.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

On or about June 22, 2017, the Company passed the resolution to effect a name change of the Company to Sky Resort International Limited and a reverse split of the Company’s Common Stock on a 100-for-one (100:1) basis. For details, please refer to Note 7 stated in Item 1 of Part I.

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

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: August 10, 2017	By:	/s/ Kok Seng Yeap Eddy
Kok Seng Yeap Eddy
Director
(President, Chief Executive Officer and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Director, President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Statement of Operations for the six months period ended June 30, 2017 and 2016, (iii) Statement of Cash Flows for the six months period ended June 30, 2017 and 2016, and (iv) Notes to Financial Statements.

