Form 10-Q
period 2017-09-30
GOLD BILLION GROUP HOLDINGS Ltd
filed 2017-11-20
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2017

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 20,143,130 as of November 10, 2017.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	As at
	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Prepayments	2,200	–
Total Current Assets	2,200	–

TOTAL ASSETS	$2,200	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to related party	$148,813	$99,087
Accrued expenses and other payables	46,969	3,752

Total Current Liabilities	195,782	102,839

Total Liabilities	195,782	102,839

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; Issued and outstanding: 20,143,130 shares as of September 30, 2017 (December 31, 2016: 20,143,130 shares)	20,143	20,143
Additional paid-in capital	15,045,323	15,045,323
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,220,266)	(15,129,523)
Total Stockholders' Deficit	(193,582)	(102,839)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,200	$–

See accompanying notes to condensed consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2017	2016	2017	2016

Revenues	$–	$–	$–	$–

Operating expenses:
General and administrative	–	16,230	13	54,526
Professional fees	44,942	–	90,730	–
Total operating expenses	44,942	16,230	90,743	54,526

Loss from operations	(44,942)	(16,230)	(90,743)	(54,526)

Other expenses
Loss on settlement of debt to a related party	–	–	–	–

Loss before tax	(44,942)	(16,230)	(90,743)	(54,526)

Income taxes	–	–	–	–

Net Loss	$(44,942)	$(16,230)	$(90,743)	$(54,526)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used in computing basic and diluted loss per share	20,143,130	19,699,484	20,143,130	13,890,177

See accompanying notes to condensed consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Periods Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(90,743)	$(54,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	49,726	–
Loss on settlement of due to a related party	–	–
Changes in assets and liabilities:
Increase in prepayments	(2,200)	–
Settlement of other receivables of the subsidiary acquired	–	750
Increase in accrued expenses and other payables	43,217	53,776
Net cash used in operating activities	–	–

Increase in cash and cash equivalents	–	–
Cash and cash equivalents at the beginning of the period	–	–
Cash and cash equivalents at the end of the period	$–	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activity:
Acquisition of subsidiary through issuance of common stock	$–	$64,150

See accompanying notes to condensed consolidated financial statements.

GOLD BILLION GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

Going Concern Uncertainties

As of September 30, 2017, and December 31, 2016, the Company had no cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception, resulting in an accumulated deficit of $15,220,266 and $15,129,523 as of September 30, 2017 and December 31, 2016 respectively, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months and loans from directors and/or private placement of common stock. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles and the instructions of the Form 10-Q and Rule 10-01 of Regulations S-X . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's Form 10-K filed.

For the quarter ended and as of September 30, 2017, the consolidated financial statements include the accounts of GBGH HK, a wholly-owned subsidiary incorporated in Hong Kong on June 29, 2015.

The acquisition of all of the issued and outstanding stock of GBGH HK on January 11, 2016 was accounted for as a common control business combination under ASC 805. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (GBGH HK’s) functional currency is the Hong Kong Dollar (“HKD”). The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

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

NOTE 3:- ACCRUED EXPENSES AND OTHER PAYABLES

The Company has accrued expenses and other payables of $46,969 and $3,752 as of September 30, 2017 and December 31, 2016 respectively, which are accrued to third-party service providers.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2017, an officer and director of the Company, Mr. Kok Seng Yeap, has advanced $49,726 to pay operating expenses on behalf of the Company.

As of September 30, 2017 and December 31, 2016, the Company owed to Mr. Kok Seng Yeap $148,813 and $99,087, respectively.

NOTE 5:- STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2017:

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

During the quarter ended September 30, 2017, there were no share issuances.

As at September 30, 2017 and December 31, 2016, the Company had 20,143,130 and 20,143,130 shares of common stock issued and outstanding, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2017 and our results of operations for the three months ended September 30, 2017. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

REVENUE

For the three months ended September 30, 2017 and 2016, the Company had no revenues.

OPERATING EXPENSES

Operating expenses increased to $44,942 for the three months ended September 30, 2017, which were mainly professional fees incurred at the parent company, from $16,230 for the three months ended September 30, 2016, where general and administrative expenses of $16,230 was incurred, an increase of $28,712. The increase was mainly due to increased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $44,942 for the three months ended September 30, 2017, compared to the net loss of $16,230 for the three months ended September 30, 2016, an increase of $28,712. The increase was mainly due to increase in SEC reporting cost.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

REVENUE

For the nine months ended September 30, 2017 and 2016, the Company had no revenues.

OPERATING EXPENSES

Operating expenses increased to $90,743 for the nine months ended September 30, 2017, which were mainly professional fees incurred at the parent company, from $54,526 for the nine months ended September 30, 2016, where general and administrative expenses of $54,526 was incurred, an increase of $36,217. The increase was mainly due to increased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $90,743 for the nine months ended September 30, 2017, compared to the net loss of $54,526 for the nine months ended September 30, 2016, an increase of $36,217. The increase was mainly due to increase in SEC reporting cost.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,220,266 as of September 30, 2017 compared to the accumulated loss of $15,129,523 as of December 31, 2016. There was a working capital deficit of $193,582 on September 30, 2017 and it was $102,839 as of December 31, 2016. It increased $90,743. The increase was mainly due to increase in amount due to related party.

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

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

On September 20, 2017, the Company engaged HKCMCPA Company Limited, as its new independent registered public accountant.

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

GOLD BILLION GROUP HOLDINGS LIMITED

Dated: November 20, 2017	By:	/s/ Kok Seng Yeap Eddy
Kok Seng Yeap Eddy
Director
(President, Chief Executive Officer and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Director, President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Statement of Operations for the nine months period ended September 30, 2017 and 2016, (iii) Statement of Cash Flows for the nine months period ended September 30, 2017 and 2016, and (iv) Notes to Financial Statements.

