Form 10-K
period 2017-12-31
SKY RESORT INTERNATIONAL Ltd
filed 2018-04-17
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

/ /            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50760

SKY RESORT INTERNATIONAL LIMITED

(Exact Name of Registrant as Specified in Its Charter)

State of Delaware, USA (State or Other Jurisdiction of Incorporation or Organization)	13-4167393 (I.R.S. Employer Identification No.)

Lot 23 (DBKK No. 2), Industri E33 Mile 2.5, Jalan Tuaran, Likas 88200 Kota Kinabalu, Sabah, Malaysia (Address of Principal Executive Offices)	88200 (Zip Code)

+6088 277484

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □ Yes ■ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. □ Yes ■ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ■ Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □ Yes ■ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K □ Yes ■ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□ (Do not check if a smaller reporting company)	Smaller reporting company	■
Emerging growth company	□

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ■ Yes □ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2017, the last business day of the registrant's most recently completed year: $234,036.

(1)	Average of bid and ask closing prices on December 31, 2017.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

201,538 common shares issued and outstanding as of March 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): □ Yes ■ No

i

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

DESCRIPTION OF BUSINESS AND RECENT HISTORY

General

Sky Resort International Limited (“the Company”), formerly known as Gold Billion Group Holdings Limited, was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc.

The Company used to be a service provider in the hospitality industry, supplying a range of services in relation to computerized minibars that are primarily intended for in-room refreshments. However, no business has been generated since 5 September 2014 when all the subsidiaries have been disposed of. The company became dormant and has remained so until the date of this report.

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

On October 2, 2017,the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Delaware changing the Company’s name from Gold Billion Group Holdings Limited to “Sky Resort International Limited”. The name change became effective with FINRA on December 12, 2017.

On October 2, 2017, the Company filed a certificate of change with the Secretary of State of Delaware to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-100 basis. The number of its authorized shares of common stock will remain at 200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on December 12, 2017 (the “Effective Date”). As of that date, every 100 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

The reverse split will not change the proportionate equity interests of the Company’s stockholders, nor will the respective voting rights and other rights of stockholders be altered, except for possible immaterial changes, due to rounding-up any fractional shares. The Common Stock issued pursuant to the reverse split will remain fully paid and non-assessable. The reverse split is not intended as, and will not have the effect of, a "going private transaction" covered by Rule 13e-3 under the Securities Exchange Act of 1934. The Company will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

On December 21, 2017, Mr. Eddy Kok Seng Yeap resigned as director, chief executive officer and chief financial officer of the Company as part of the Company’s management reorganization. The resignation by the individual did not involve any disagreements with the Company or the management of the Company.

On December 21, 2017, the board of directors of the Company appointed Mr. Yong Fook Ming as both a director and Chief Executive Officer of the Company. On December 21, 2017, the board of directors of the Company appointed Mr. Eddy Kok Seng Yeap as the Secretary of the Company. Mr. Yong Fook Ming and Mr. Eddy Kok Seng Yeap do not have any employment agreements with the Company.

As at date of this report, the Company does not currently have any active business operations.

Operations

As of December 31, 2017, the Company has no operations.

Intellectual Property

None.

Employees

As of December 31, 2017, the Company had no employees.

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

The analysis of business opportunities will be undertaken by or under the supervision of our sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

-	Potential for future earnings and appreciation of value of securities;

-	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-	Historical results of operation;

-	Liquidity and availability of capital resources;

-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

-	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

-	Amount of debt and contingent liabilities; and

-	The products and/or services and marketing concepts of the target business.

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

As described in Note 2 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to adjust our operations model to avoid investors’ investment losses in the Company.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is assigned the symbol SKYL and is quoted and traded on the OTC Pink Marketplace.

The range of low to high closing prices on the OTC Pink Marketplace is shown in the table below. This information is taken from OTC Markets. Readers should note OTC Pink Marketplace quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2017		Fiscal 2016
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	75	50	30	15
Second	50	19	30	18
Third	19	13	35	18
Fourth	15	10	75	25

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2017, the total number of holders of record as according to our transfer agent was approximately 128.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2017.

Unregistered Sales of Equity Securities

The Company did not issue any shares without registration in 2017.

The shares issued without registration in 2016 is shown in the table below.

Date	Type	Amount	Name	Consideration	Transaction
5-Apr-16	Common share	16,000,000	RICHCORP HOLDINGS LIMITED	$64,103	Acquisition of the shares of GBGH Hong Kong Ltd
5-Apr-16	Common share	40,000	LIN HSUAN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	MA LI LIN CHEN	$2,000	New Subscription of shares
5-Apr-16	Common share	80,000	SHAN XIAO HONG	$4,000	New Subscription of shares
5-Apr-16	Common share	40,000	CHEN JU HSIN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	HSU CHIEN SHAN	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	SHEN YING	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	HUNG CHIEN YA	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	LI ZHI YONG	$2,000	New Subscription of shares
5-Apr-16	Common share	40,000	MARILYN ELLEN WONGKAP	$2,000	New Subscription of shares
5-Apr-16	Common share	60,000	KIUNSKA	$3,000	New Subscription of shares
5-Apr-16	Common share	40,000	CAO AI QING	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN TSU-YU	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	CHANG TING YUN	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN KUANG CHE	$2,000	New Subscription of shares
7-Apr-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
7-Apr-16	Common share	90,000	LIN YI SHENG	$4,500	New Subscription of shares
6-May-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
6-May-16	Common share	40,000	CHANG TING YUN	$2,000	New Subscription of shares
6-May-16	Common share	40,000	LIN KUANG CHE	$2,000	New Subscription of shares
6-May-16	Common share	40,000	LIN YONG-CING	$2,000	New Subscription of shares
6-May-16	Common share	90,000	LIN YI SHENG	$4,500	New Subscription of shares
10-May-16	Common share	-40,000	LIN YONG-CING	$-2,000	Cancellation of shares
10-May-16	Common share	-40,000	CHANG TING YUN	$-2,000	Cancellation of shares
10-May-16	Common share	-40,000	LIN KUANG CHE	$-2,000	Cancellation of shares
10-May-16	Common share	-40,000	LIN YONG-CING	$-2,000	Cancellation of shares
10-May-16	Common share	-90,000	LIN YI SHENG	$-4,500	Cancellation of shares
30-Dec-16	Common share	46,670	TSE PUI KING	$700	New Subscription of shares
30-Dec-16	Common share	46,670	LAM PUI YI	$700	New Subscription of shares
30-Dec-16	Common share	33,340	KAO MING HAI	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LEE CHING HSUAN	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LIN SU LIN	$500	New Subscription of shares
30-Dec-16	Common share	25,642	MATTHEW WONG MAN TAK	$385	New Subscription of shares
30-Dec-16	Common share	25,642	CHAN SIU KUEN	$385	New Subscription of shares
30-Dec-16	Common share	25,642	YIP SING FUNG	$385	New Subscription of shares
30-Dec-16	Common share	20,000	CHAN TAK WA	$300	New Subscription of shares
30-Dec-16	Common share	20,000	CHAN TAK ON	$300	New Subscription of shares
30-Dec-16	Common share	33,340	CHENG TE YI	$500	New Subscription of shares
30-Dec-16	Common share	33,340	WU MINYU	$500	New Subscription of shares
30-Dec-16	Common share	33,340	LIN SU LIN	$500	New Subscription of shares
30-Dec-16	Common share	33,340	CHEN HSUAN YI	$500	New Subscription of shares

The number of shares issued was based on the average closing price of our common shares on the OTC Pink Marketplace during certain periods. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 2 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

On October 2, 2017 the Company changed its name to Sky Resort International Limited and filed such change with the State of Delaware. On December 12, 2017, the name change was approved by FINRA together with approval for a new symbol. On or about January 2, 2018, the Company’s shares were traded on the OTC Pink Marketplace under its new symbol “SKYL”.

Results of Operations

Two Years Ended December 31, 2017 and 2016

Revenues

There were no revenues in 2017 and 2016.

Operating Expenses

Operating expenses increased to $128,640 for the year 2017, which were mainly professional fees incurred at the parent company, from $34,533 for the year 2016, which were all professional fees incurred at the parent company, an increase of $94,107. The increase was mainly due to increased SEC reporting cost.

Other Expenses

We had other expenses of $nil in 2017 and $326,080 in 2016, attributable to the loss on settlement of debt to a related party.

Net Loss

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $128,640 for the year 2017, compared to the net loss of $360,613 in 2016, a decrease of $231,973. The decrease was mainly due to the loss on settlement of debt to a related party.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,258,163 as of December 31, 2017 compared to the accumulated loss of $15,129,523 for the year ended December 31, 2016. There was a working capital deficit of $231,479 on December 31, 2017 and it was $102,839 as of December 31, 2016. It increased $128,640. The increase was mainly due to increase in amount due to a related party.

Operating Activities

No net cash was used in operating activities for the year 2017 and 2016, due to the fact that the net loss was set off by adjustments for non-cash items and change in operating assets and liabilities.

The Company financed its growth by utilizing loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As of December 31, 2017, the Company experienced an accumulated deficit of $15,258,163 and net loss of $128,640 for the year ended December 31, 2017. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent Event

Management has evaluated subsequent events through the date this report was available to be issued. Based on the evaluation no material events have occurred that require disclosure.

Off Balance Sheet Arrangements

The Company has no significant off balance sheet arrangements.

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

On September 13, 2017, the Company received a resignation notice by email from Anthony Kam & Associates Ltd., its independent registered accounting firm. On September 20, 2017, the Company engaged HKCMCPA Company Limited ("HKCM"), as its new independent registered public accountant. During the year ended December 31, 2016, and prior to September 20, 2017 (the date of the new engagement), we did not consult with HKCM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by HKCM, in either case where written or oral advice provided by HKCM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

During the year ending December 31, 2017, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. As of December 31, 2017, management had performed the examination with regard to all of the Company’s material subsidiaries. As a result, management has concluded that its disclosure controls and procedures are currently not effective, based on the material weaknesses defined below.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017,based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2017, management has concluded that internal control over financial reporting is not effective.

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

On January 26, 2018, the Board of Director of the Company appointed Mr. Lee Chia Lin as the Chief Marketing Officer of the Company and Mr. Lee Chia Lin does not have any employment agreements with the Company.

On March 13, 2018, Sky International Holding Ltd.(“Sky”) purchased a total of 160,000 common shares of the Company at US$3.8234 per share, representing 79.4% of the Company’s outstanding common shares. The shares were purchased for cash from Richcorp Holdings Ltd.

Sky is a limited liability company registered in the Republic of Seychelles. Sky is owned by its sole director, Mr. Yong Fook Ming (85%) and ESA Futures Ltd (15%). Mr. Yong is also a director of the Company and he provided the financing to Sky to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

There is no agreement between Sky and its owners and the former Company stockholders regarding election of directors or any other matters.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2017 are set forth in the table below. Each of the directors of the Company will serve until the next annual meeting of shareholders or until his successor is elected and qualified. On March 28, 2017, by a Shareholders’ Consent described in an information statement dated December 29, 2016 sent to the shareholders of the Company, Mr. Lai Kok Meng, ceased to be a director of the Company. On December 21, 2017, Mr. Eddy Kok Seng Yeap resigned as director, chief executive officer and chief financial officer of the Company as part of the Company’s management reorganization. The resignation by the individual did not involve any disagreements with the Company or the management of the Company. December 21, 2017, the board of directors of the Company appointed Mr. Yong Fook Ming as both a director and Chief Executive Officer of the Company.  On December 21, 2017, the board of directors of the Company appointed Mr. Eddy Kok Seng Yeap as the Secretary of the Company. Mr. Yong Fook Ming and Mr. Eddy Kok Seng Yeap do not have any employment agreements with the Company.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Principal Position	Appointment/Resignation or Removal date
Kok Seng Yeap	42	Director, President, CEO, CFO Secretary	November 25, 2014/December 21, 2017 December 21, 2017
Lai Kok Meng	53	Director, Vice Chairman	July 1, 2016/March 28, 2017
Yong Fook Ming	46	Director, CEO	December 21, 2017

Biographies

Mr. Kok Seng Yeap Eddy - aged 42, currently serves as the Company’s Secretary and served as the Company’s Director, President, Chief Executive Officer and Chief Financial Officer from November 2014 to December 2017. In addition to his service with the Company, he is currently Associate Director of First Asia Holdings Limited, a position held since November 2013 and he currently serves as the Director, Chief Executive Officer, Chief Financial Officer and Secretary of IGS Capital Group Limited. Dato’ Kok is also the Owner of RichCorp Holdings Ltd. and has previously served as Managing Director of NobleCorp Asset Management Ltd. Dato’ Kok is a Malaysian and is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. He has also completed the Legal Professional Will Writing Course with Rockwills Sdn Bhd, Malaysia.

Mr. Lai Kok Meng, aged 53, served as Director and Vice-Chairman of the Company from July 2016 to March 2017. He holds a Doctorate degree in Philosophy Causa in Entrepreneurship from the Golden State University, USA. He is the founder and Managing Director of LV Worldwide (M) Sdn Bhd and Tianz Alliance (Shanghai) Group Limited. Mr. Lai has been specializing in manufacturing of high quality GMP standard healthcare, nutritional and beauty products since 1988. His personal business ventures also extended to the areas of packaging services, development, patents registration as well as biomass green technology business.

Mr. Yong Fook Ming, aged 46, currently serves as the Company’s Director and Chief Executive Officer. He started his career in international marketing in his early twenties in Malaysia. He has now over 20 years of experience in global marketing. He joined BUMI INTAN MAJU SDN BHD in Kepong Kuala Lumpur, Malaysia as its marketing director in 1996. He subsequently took up senior management positions in several marketing companies including CONTOO ENGINEERING SDN BHD and INDERA PAJA SDN BHD in Cheras Kuala Lumpur, Malaysia. Currently, Mr. Yong is the international marketing director of the Company which is engaged in tourism, realty, hotel and Resort development and management. Mr. Yong Holds a Master of Science in Accounting and Finance from the University of Wales, UK.

Section 16(a) Beneficial Ownership Reporting Compliance

Our current Secretary, Kok Seng Yeap Eddy did not file a required report on Form 3 following the change of control on November 25, 2014.

Code of Ethics

The Company has not yet adopted a code of ethics.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee Financial Expert

As of December 31, 2017, the Company has no audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a chart of compensation paid to all executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kok Seng Yeap Director, President, CEO, CFO (Resigned on December 21, 2017) Secretary	2017	–	–	–	–	–	–	–	–
Lai Kok Meng Director, Vice Chairman (Removed on March 28, 2017)	2017	–	–	–	–	–	–	–	–
Yong Fook Ming CEO	2017	–	–	–	–	–	–	–	–

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

Kok Seng Yeap (Resigned on December 21, 2017)	$43,226	$–	$–	$–	$–	$–	$43,226
Lai Kok Meng (Removed on March 28, 2017)	–	–	–	–	–	–	–
Yong Fook Ming	–	–	–	–	–	–	–

Compensation Committee

Currently, the Company does not have a compensation committee. The sole director participates in deliberations concerning executive officer compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of December 31, 2017, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;
•	Each of our officers and directors;
•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Names and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	% Beneficially Owned

Richcorp Holdings, Ltd. Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	183,084	90.86%

Kok Seng Yeap (1) Brumby Centre, Lot 42, Jalan Muhibbah, 87000, Labuan F.T., Malaysia	165,142	81.95%

Lai Kok Meng (2) 33 JLN Cempaka, The Mines Resort City, 43300 Seri Kembangan, Selangor, Malaysia	0	0%

Yong Fook Ming Block A2-26-10, No. 1 Jalan 1/152 Taman OUG Parklane, 58200 Kuala Lumpur, Malaysia	0	0%

All officers and directors as a group (1)	165,142	81.95%

(1)	Mr. Kok Seng Yeap Eddy owns 90.2% of the equity of Richcorp and may be deemed to individually beneficially own 165,142 shares of the shares of common stock of the Issuer owned by Richcorp. The other 9.8% interest of Richcorp is owned by Alpha Dynasty Limited, a Seychelles Corporation. All the issued share capital of Alpha Dynasty Limited is equally held beneficially by 12 individuals whose individual effective shareholding of the Issuer are below 5%.

(2)	Removed in March 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2017 and 2016:

Services Performed	2017	2016
Audit Fees	$14,377	$1,923
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$14,377	$19,23

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Secretary
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SKY RESORT INTERNATIONAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Sky Resort International Limited

(Formerly Gold Billion Group Holdings Limited)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Resort International Limited and its subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operation, cash flows, and changes in stockholders’ deficit for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, as of December 31, 2017, the Company experienced an accumulated deficit of $15,258,163 and net loss of $128,640 for the year ended December 31, 2017, Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

April 16, 2018

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2017	2016
ASSETS

Current assets:
Prepayments	$2,200	$–

Total Current Assets	$2,200	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accrued expenses and other payables	$73,471	$3,752
Due to a related party	160,208	99,087

Total Current Liabilities	233,679	102,839

TOTAL LIABILITIES	233,679	102,839

Stockholders' deficit:
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of December 31, 2017 and 2016	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; 201,512 and 201,431 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	201	201
Additional paid-in capital	15,065,265	15,065,265
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,258,163)	(15,129,523)

TOTAL SHAREHOLDERS’ DEFICIT	(231,479)	(102,839)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,200	$–

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017	2016

REVENUES	$–	$–

OPERATING EXPENSES

General and administrative	128,640	34,533
Total operating expenses	128,640	34,533

LOSS FROM OPERATIONS	(128,640)	(34,533)

Other expenses
Loss on settlement of debt to a related party	–	(326,080)

NET LOSS	$(128,640)	$(360,613)

Basic and dilutive loss per common share	$(0.64)	$(2.35)
Weighted average number of common shares outstanding: basic and diluted	201,512	153,523

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares

	Common Stock
	Shares Outstanding	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance as of December 31, 2015 (restated)	29,495	$29	$14,695,202	$(1,282)	$(14,768,910)	$(74,961)

Acquisition of subsidiary	160,000	160	(160)	–	–	–

Common stock issued for $0.05 per share	7,500	8	37,492	(37,500)	–	–

Common stock issued for due to related party	4,436	4	332,731	–	–	332,735

Loss for the year	–	–	–	–	(360,613)	(360,613)

Balance as of December 31, 2016	201,431	$201	$15,065,265	$(38,782)	$(15,129,523)	$(102,839)

Fractional shares from reverse split	81	–	–	–	–	–

Loss for the year	–	–	–	–	(128,640)	(128,640)

Balance as of December 31, 2017	201,512	$201	$15,065,265	$(38,782)	$(15,258,163)	$(231,479)

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(128,640)	$(360,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of due to a related party	–	326,080
Changes in assets and liabilities:
Increase in prepayment	(2,200)	–
Increase in accrued expenses and other payables	69,719	2,983
Increase in amount due to a related party	61,121	31,550
Net cash used in operating activities	–	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	–	–

CASH AND CASH EQUIVALENTS, END OF YEAR	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-Cash Investing and Financing Activity:
Stock subscription receivable	$–	$37,500
Acquisition of subsidiary through issuance of common stock	$–	$160
Common stock issued for due to related party	$–	$332,735

See accompanying notes to consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. NATURE OF OPERATIONS AND GOING CONCERN

Sky Resort International Limited (“the Company”), formerly known as Gold Billion Group Holdings Limited, was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc.

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

On December 15, 2017, the Company changed its Registrant’s name to Sky Resort International Limited and filed such change with the State of Delaware. The name change was approved by FINRA together with approval for a new symbol. Effective from January 2, 2018, the Company’s shares will be traded on the OTC Markets under its new symbol “SKYL”. On December 12, 2017, the Company effectuated a reverse split of the Company’s issued and outstanding common stock on a 1 for 100 (1:100) bases, pursuant to which the authorized shares of common stock remain 200,000,000 shares and the par value remains $0.001. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

Description of subsidiary

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

GBGH Hong Kong Limited	Hong Kong	Inactive	10,000 ordinary shares for HK$10,000	100%

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company experienced an accumulated deficit of $15,258,163 and net loss of $128,640 for the year ended December 31, 2017. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

As of December 31, 2017 and 2016, the Company had no cash balance.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•	Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Foreign Currency

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

•	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

•	Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Related Party

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04,  Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. ACCRUED EXPENSES AND OTHER PAYABLES

The Company has accrued expenses and other payables of $73,471 and $3,752 as of December 31, 2017 and 2016 respectively, which are accrued to third-party service providers.

5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017 and 2016, an officer of the Company, Mr. Kok Seng Yeap, has advanced $61,121 and $31,550 to pay operating expenses on behalf of the Company, respectively.

On December 30, 2016, the Company issued 443,646 shares of common stock with a fair value of $332,735 as settlement of amounts due to a related party of $6,655. As a result, the Company recorded a loss on settlement of $326,080.

As of December 31, 2017, and 2016, the Company owed to a director of the Company, Mr. Kok Seng Yeap $160,208 and $99,087, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

6. INCOME TAX

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal rate of 34% as follows:

	Years Ended December 31,
	2017	2016

Expected income tax benefit at the statutory rate of 34%	$(43,738)	$(126,215)

Tax effect of change in tax rate under new regime	16,724	–

Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	–	114,128

Change in valuation allowance	(27,014)	(12,087)

Provision for income taxes	$–	$–

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

Tax returns for the years ended December 31, 2017, 2016, 2015 and 2014 are subject to examination by the United States tax authority.

The components of deferred income taxes are as follows:

	December 31,
	2017	2016

Deferred income tax asset:

Net operating loss carry forwards
United States – current rate	$947,500	$932,629
United States – effect of change in statutory rate	(362,279)	–
Total	585,221	932,629

Less: valuation allowance	(585,221)	(932,629)

Deferred income taxes	$–	$–

As of December 31, 2017, the Company has a net operating loss carry forward of approximately $585,221 available to offset future taxable income, which will begin to expire in 2020. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

7. STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2017:

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of preferred stock have been issued, as of December 31, 2017 and 2016.

Common Stock

Authorized Shares of Common Stock

The Company now has authorized 200,000,000 shares of common stock with a par value of $0.001 per shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2017, there were no share issuances. On December 12, 2017, the Company effectuated 1-for-100 reverse stock split of its common stock. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

During the year ended December 31, 2016, the Company issued common shares, as follows:

•	160,000 shares of common stock to the stockholders of GBGH HK in exchange for 100% of their issued and outstanding common stock (see Note 1)
•	7,500 shares of common stock for $0.05 per share, for a stock subscription of $37,500, which was not yet paid as of the date of this report
•	4,436 shares of common stock with a fair value of $332,735 for settlement of amounts due to related party of $6,655 (See Note 5)

As at December 31, 2017 and 2016, the Company had 201,512 and 201,431 shares of common stock issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

8. COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events, except for the below transaction:

On March 13, 2018, Sky International Holding Ltd. (“Sky”) purchased a total of 160,000 common shares of  the Company at US$3.8234 per share, representing 79.4% of the Company’s outstanding common shares. The shares were purchased for cash from Richcorp Holdings Ltd.

Sky is a limited liability company registered in the Republic of Seychelles . Sky is owned by its sole director, Mr. YONG Fook Ming (85%) and ESA Futures Ltd. (15%). Mr. YONG is also a director of the Company and he provided the financing to Sky to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2018.

SKY RESORT INTERNATIONAL LIMITED By: /s/ Yong Fook Ming Yong Fook Ming Director (Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

_/s/ Yong Fook Ming_______ Yong Fook Ming	Director (Chief Executive Officer)	April 17, 2018

_/s/ Kok Seng Yeap_________ Kok Seng Yeap	Secretary	April 17, 2018

16

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Secretary
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith.

17