Form 10-Q
period 2018-03-31
SKY RESORT INTERNATIONAL Ltd
filed 2018-05-24
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2018

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

 +6088 277484

(Issuer’s Telephone Number)

GOLD BILLION GROUP HOLDINGS LIMITED

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 201,538 as of May 9, 2018.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Prepayments	$2,200	$2,200

Total Current Assets	$2,200	$2,200

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$78,814	$73,471
Due to a related party	181,446	160,208

Total Current Liabilities	260,260	233,679

TOTAL LIABILITIES	260,260	233,679

Stockholders' deficit:
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; 201,538 and 201,512 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	201	201
Additional paid-in capital	15,065,265	15,065,265
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,284,744)	(15,258,163)

TOTAL SHAREHOLDERS’ DEFICIT	(258,060)	(231,479)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,200	$2,200

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the Three Months Periods Ended March 31,
	2018	2017

REVENUES	$–	$–

OPERATING EXPENSES
General and administrative	26,581	6,599
Total operating expenses	26,581	6,599

LOSS FROM OPERATIONS	(26,581)	(6,599)

NET LOSS	$(26,581)	$(6,599)

Basic and dilutive loss per common share	$(0.13)	$(0.03)
Weighted average number of common shares outstanding: basic and diluted	201,538	201,431

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

(Formerly Gold Billion Group Holdings Limited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	For the Three Months Periods Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(26,581)	$(6,599)
Changes in assets and liabilities:
Increase/(decrease) in accrued expenses and other payables	5,343	(675)
Increase in amount due to a related party	21,238	7,274
Net cash used in operating activities	–	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Sky Resort International Limited (“the Company”), formerly known as Gold Billion Group Holdings Limited, was incorporated in Delaware on November 9, 2000 under the name of Hotel Outsource Management International, Inc.

On December 15, 2017, the Company changed its Registrant’s name to Sky Resort International Limited and filed such change with the State of Delaware. The name change was approved by FINRA together with approval for a new symbol. Effective from January 2, 2018, the Company’s shares will be traded on the OTC Markets under its new symbol “SKYL”. On December 12, 2017, the Company effectuated a reverse split of the Company’s issued and outstanding common stock on a 1 for 100 (1:100) basis, pursuant to which the authorized shares of common stock remain 200,000,000 shares and the par value remains $0.001. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

On March 13, 2018, Sky International Holding Ltd. (“Sky”) purchased a total of 160,000 common shares of the Company at US$3.8234 per share, representing 79.4% of the Company’s outstanding common shares. The shares were purchased for cash from Richcorp Holdings Ltd.

Sky is a limited liability company registered in the Republic of Seychelles. Sky is wholly owned by its sole director, Mr. YONG Fook Ming effective from May 7, 2018. Mr. YONG is also a director of the Company and he provided the financing to Sky to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

Description of subsidiary

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

GBGH Hong Kong Limited	Hong Kong	Inactive	10,000 ordinary shares for HK$10,000	100%

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of Estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Foreign Currencies translation

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

•	Related Parties

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

NOTE 4 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2018, the Company experienced an accumulated deficit of $15,284,744 and net loss of $26,581 for the three months ended March 31, 2018. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

As of March 31, 2018 and December 31, 2017, the Company had no cash balance.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

The Company has accrued expenses and other payables of $78,814 and $73,471 as of March 31, 2018 and December 31, 2017 respectively, which are accrued to third-party service providers.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, Mr. Kok Seng Yeap, has advanced $21,238 to pay operating expenses on behalf of the Company.

As of March 31, 2018 and December 31, 2017, the Company owed to Mr. Kok Seng Yeap $181,446 and $160,208, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2018:

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

During the quarter ended March 31, 2018, there were no share issuances.

As at March 31, 2018 and December 31, 2017, the Company had 201,538 and 201,512 shares of common stock issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2018 and our results of operations for the three months ended March 31, 2018. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO MARCH 31, 2017

REVENUE

For the three months ended March 31, 2018 and 2017, the Company had no revenues.

OPERATING EXPENSES

Operating expenses increased to $26,581 for the three months ended March 31, 2018, which were mainly professional fees incurred at the parent company, from $6,599 for the three months ended March 31, 2017, which were all professional fees incurred at the parent company, an increase of $19,982. The increase was mainly due to increased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $26,581 for the three months ended March 31, 2018, compared to the net loss of $6,599 for the three months ended March 31, 2017, an increase of $19,982. The increase was mainly due to increase in SEC reporting cost.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,284,744 as of March 31, 2018 compared to the accumulated loss of $15,258,163 as of December 31, 2017. There was a working capital deficit of $258,060 on March 31, 2018 and it was $231,479 as of December 31, 2017. It increased $26,581. The increase was mainly due to increase in amount due to related party.

Operating Activities

No net cash was used in operating activities for the three months ended March 31, 2018 and 2017, due to the fact that the net loss was set off by change in operating assets and liabilities.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

On January 26, 2018, the Board of Director of the Company appointed Mr. LEE Chia Lin as the Chief Marketing Officer with immediate effect.

On April 23, 2018, KOK Seng Yeap, Eddy resigned as secretary of the Company as part of the Company’s management reorganization. The resignation by the individual did not involve any disagreements with the Company or the management of the Company.

In connection with the departure of the aforementioned individual, the Company’s Board named Mr. HONG Chee Hor as current secretary.

Item 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY RESORT INTERNATIONAL LIMITED

Dated: May 24, 2018	By:	/s/ Yong Fook Ming
Yong Fook Ming
Director
(Chief Executive Officer)

Dated: May 24, 2018	By:	/s/ Hong Chee Hor
Hong Chee Hor
Secretary

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Director and Chief Executive Officer
31.2	Certification of Secretary
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Statement of Operations for the three months period ended March 31, 2018 and 2017, (iii) Statement of Cash Flows for the three months period ended March 31, 2018 and 2017, and (iv) Notes to Financial Statements.

