Form 10-Q
period 2018-06-30
SKY RESORT INTERNATIONAL Ltd
filed 2018-08-03
CIK 1174814

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2018

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

 +6088 277484

(Issuer’s Telephone Number)

___________________________________________________
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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date: 201,538 as of July 24, 2018.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SKY RESORT INTERNATIONAL LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Prepayments	$2,200	$2,200

Total Current Assets	$2,200	$2,200

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other payables	$78,744	$73,471
Due to a related party	198,391	160,208

Total Current Liabilities	277,135	233,679

TOTAL LIABILITIES	277,135	233,679

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $ 0.001 par value; authorized 5,000,000 shares; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	–	–
Common stock, $ 0.001 par value, 200,000,000 shares authorized; 201,538 and 201,512 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	201	201
Additional paid-in capital	15,065,265	15,065,265
Stock subscription receivable	(38,782)	(38,782)
Accumulated deficit	(15,301,619)	(15,258,163)

TOTAL SHAREHOLDERS’ DEFICIT	(274,935)	(231,479)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$2,200	$2,200

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Periods		For the Six Months Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and administrative	16,875	39,202	43,456	45,801
Total operating expenses	16,875	39,202	43,456	45,801

LOSS FROM OPERATIONS	(16,875)	(39,202)	(43,456)	(45,801)

NET LOSS	$(16,875)	$(39,202)	$(43,456)	$(45,801)

Basic and dilutive loss per common share	$(0.08)	$(0.19)	$(0.22)	$(0.23)

Weighted average number of common shares outstanding: basic and diluted	201,538	201,512	201,538	201,512

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on December 12, 2017.

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Six Months Periods Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(43,456)	$(45,801)
Changes in assets and liabilities:
Increase in prepayment	–	(2,200)
Increase in accrued expenses and other payables	5,273	18,402
Increase in amount due to a related party	38,183	29,599
Net cash used in operating activities	–	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

SKY RESORT INTERNATIONAL LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1       BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE–2 ORGANIZATION AND BUSINESS BACKGROUND

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

On April 23, 2018, Mr. KOK Seng Yeap, Eddy resigned as secretary of the Company as part of the Company’s management reorganization. The resignation by the individual did not involve any disagreements with the Company or the management of the Company. In connection with the departure of the aforementioned individual the Company’s Board named Mr. HONG Chee Hor as current secretary.

Description of subsidiary

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

GBGH Hong Kong Limited	Hong Kong	Inactive	10,000 ordinary shares for HK$10,000	100%

NOTE–3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14 Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

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

NOTE–4       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2018, the Company experienced an accumulated deficit of $15,301,619 and net loss of $43,456 for the six months ended June 30, 2018. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

As of June 30, 2018 and December 31, 2017, the Company had no cash balance.

NOTE–5       ACCRUED EXPENSES AND OTHER PAYABLES

The Company has accrued expenses and other payables of $78,744 and $73,471 as of June 30, 2018 and December 31, 2017 respectively, which are accrued to third-party service providers.

NOTE–6       RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, Mr. Kok Seng Yeap, has advanced $38,183 to pay operating expenses on behalf of the Company.

As of June 30, 2018 and December 31, 2017, the Company owed to Mr. Kok Seng Yeap $198,391 and $160,208, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE–7       STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2018:

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

During the period ended June 30, 2018, there were no share issuances.

As at June 30, 2018 and December 31, 2017, the Company had 201,538 and 201,512 shares of common stock issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE–8       COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE–9       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2018 and our results of operations for the three and six months ended June 30, 2018. The following discussion should be read in conjunction with the financial statements for such periods as well as our financial statements included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

REVENUE

For the three months ended June 30, 2018 and 2017, the Company had no revenues.

OPERATING EXPENSES

Operating expenses decreased to $16,875 for the three months ended June 30, 2018, which were mainly professional fees incurred at the parent company, from $39,202 for the three months ended June 30, 2017, which were all professional fees incurred at the parent company, a decrease of $22,327. The decrease was mainly due to decreased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $16,875 for the three months ended June 30, 2018, compared to the net loss of $39,202 for the three months ended June 30, 2017, a decrease of $22,327. The decrease was mainly due to decrease in SEC reporting cost.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

REVENUE

For the six months ended June 30, 2018 and 2017, the Company had no revenues.

OPERATING EXPENSES

Operating expenses decreased to $43,456 for the six months ended June 30, 2018, which were mainly professional fees incurred at the parent company, from $45,801 for the six months ended June 30, 2017, which were all professional fees incurred at the parent company, a decrease of $2,345. The decrease was mainly due to decreased SEC reporting cost.

NET LOSS

As a result of the above common control business combination with GBGH HK, we had a net consolidated loss of $43,456 for the six months ended June 30, 2018, compared to the net loss of $45,801 for the six months ended June 30, 2017, a decrease of $2,345. The decrease was mainly due to decrease in SEC reporting cost.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company had an accumulated loss of $15,301,619 as of June 30, 2018 compared to the accumulated loss of $15,258,163 as of December 31, 2017. There was a working capital deficit of $274,935 on June 30, 2018 and it was $231,479 as of December 31, 2017. It increased $43,456. The increase was mainly due to increase in amount due to related party.

Operating Activities

No net cash was used in operating activities for the six months ended June 30, 2018 and 2017, due to the fact that the net loss was set off by change in operating assets and liabilities.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are not effective.

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

SKY RESORT INTERNATIONAL LIMITED

Dated: August 3, 2018	By:	/s/ Yong Fook Ming
Yong Fook Ming
Director
(Chief Executive Officer)

Dated: August 3, 2018	By:	/s/ Hong Chee Hor
Hong Chee Hor
Secretary

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Director and Chief Executive Officer
31.2	Certification of Secretary
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Statement of Operations for the three and six months periods ended June 30, 2018 and 2017, (iii) Statement of Cash Flows for the six months periods ended June 30, 2018 and 2017, and (iv) Notes to Financial Statements.

